Form 10-Q
period 1995-06-30
MERCHANTS BANCORP INC/DE/
filed 1995-08-09
CIK 707817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     /x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995
                                       OR
    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For transition period from            to

                         Commission File Number 0-14484

                             MERCHANTS BANCORP, INC.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                     36-3182868
-----------------------------------   -----------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


                34 South Broadway, Aurora, Illinois        60507
      ------------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

                                (708) 896-9000
      ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of June 30, 1995, the Registrant had outstanding 2,570,279 shares of common stock, $1.00 par value per share.

                             MERCHANTS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I
                                                                     Page Number

Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . . .  6


                                    PART II

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 11
Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 11
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 11
Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 11


Form 10-Q Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I - FINANCIAL INFORMATION

                             MERCHANTS BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  June 30, 1995     December 31, 1994
ASSETS
Cash and due from banks                             $ 29,456             $ 28,922
Federal funds sold                                    34,900                   --
Securities available for sale                        138,003              128,326
Securities held to maturity (fair market value
 of $40,648 in 1995 and $37,311 in 1994)              39,686               38,505
Loans held for sale                                    3,373                2,033
Loans                                                292,420              285,573
Allowance for loan losses                              5,330                5,140
                                                    --------             --------
    Net loans                                        287,090              280,433

Premises and equipment, net                            9,118                9,337

Other real estate owned                                  715                  845
Accrued interest and other assets                      5,553                7,888
                                                    --------             --------
    Total assets                                    $547,894             $496,289
                                                    --------             --------
                                                    --------             --------


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                               $ 76,959             $ 74,931
  Interest-bearing                                   383,619              338,810
                                                    --------             --------
    Total deposits                                   460,578              413,741

Federal funds purchased and securities
 sold under repurchase agreements                     33,044               33,299
Notes payable                                          3,000                3,000
Accrued interest and other liabilities                 1,693                2,793
                                                    --------             --------
    Total liabilities                                498,315              452,833


STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
 Authorized 500,000 shares; none issued                   --                   --
Common stock, $1 par value authorized 6,000,000
 shares; issued 2,606,690 in 1995 and 2,606,690
 in 1994                                               2,607                2,607
Surplus                                               18,287               18,232
Retained earnings                                     29,191               26,915
Unrealized net loss on securities available
 for sale                                               (307)              (4,083)
Treasury stock, at cost, 36,411 shares in 1995
 and 39,408 shares in 1994                              (199)                (215)
                                                    --------             --------
    Total stockholders' equity                        49,579               43,456
                                                    --------             --------
    Total liabilities and stockholders' equity      $547,894             $496,289
                                                    --------             --------
                                                    --------             --------

See accompanying notes to consolidated financial statements.

                             MERCHANTS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                              1995             1994             1995             1994
INTEREST INCOME
Interest and fees on loans                                   $ 7,116          $ 6,057         $13,818           $11,752
Interest on securities:
  Taxable                                                      1,650            1,479           3,525             2,876
  Tax-exempt                                                     947              662           1,635             1,313
Interest on federal funds sold                                   231               --             235                 3
                                                             -------          -------         -------           -------
  Total interest income                                        9,944            8,198          19,213            15,944
                                                             -------          -------         -------           -------

INTEREST EXPENSE
Interest on deposits                                           3,996            2,754           7,503             5,361
Interest on federal funds purchased and
 securities sold under repurchase agreements                     476              369             975               641
Interest on note payable                                          36               36              73                78
                                                             -------          -------         -------           -------
  Total interest expense                                       4,508            3,159           8,551             6,080
                                                             -------          -------         -------           -------
  Net interest income                                          5,436            5,039          10,662             9,864
Provision for loan losses                                        579              512             984             1,344
                                                             -------          -------         -------           -------
  Net interest income after provision for loan losses          4,857            4,527           9,678             8,520
                                                             -------          -------         -------           -------

OTHER INCOME
Trust income                                                     463              414             959               816
Mortgage banking income                                          338              308             508               719
Service charges and fees                                         674              621           1,277             1,175
Securities gains, net                                             14               36              19               357
Other income                                                     310              230             494               433
                                                             -------          -------         -------           -------
  Total other income                                           1,799            1,609           3,257             3,500
                                                             -------          -------         -------           -------

OTHER EXPENSE
Salaries and employee benefits                                 2,434            2,288           4,786             4,514
Occupancy expense, net                                           252              241             503               489
Furniture and equipment expense                                  293              244             601               503
FDIC deposit assessment                                          229              211             457               422
Other expense                                                  1,331            1,235           2,530             2,364
                                                             -------          -------         -------           -------
  Total other expense                                          4,539            4,219           8,877             8,292
                                                             -------          -------         -------           -------
Income before income taxes                                     2,117            1,917           4,058             3,728
Provision for income taxes                                       621              532           1,165             1,019
                                                             -------          -------         -------           -------
  Net income                                                 $ 1,496          $ 1,385         $ 2,893           $ 2,709
                                                             -------          -------         -------           -------
                                                             -------          -------         -------           -------

Earnings per share                                             $0.58            $0.54           $1.12             $1.06
Cash dividends declared per share                              $0.12           $0.085           $0.24             $0.17
Weighted average shares outstanding                        2,569,820        2,567,282       2,569,066         2,567,282
Ending shares outstanding                                  2,570,279        2,567,282       2,570,279         2,567,282


See accompanying notes to consolidated financial statements.

                             MERCHANTS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                            1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  2,893         $  2,709
Adjustments to reconcile net income to cash
 from operating activities:
  Depreciation and amortization                                607              514
  Provision for loan losses                                    984            1,344
  Origination of mortgage loans held for sale              (12,681)         (27,632)
  Proceeds from sales of mortgage loans held for
   sale                                                     11,464           31,714
  Net gain on sales of loans                                  (123)            (379)
  Provision for deferred taxes                                  45               57
  Increase (decrease) in net income taxes payable             (172)             453
  Increase in accrued interest and other assets              2,335             (707)
  Increase (decrease) in accrued interest and
   other liabilities                                        (2,919)            (714)
  Discount accretion on securities                             (80)             (41)
  Premium amortization on securities                           456              289
  Other, net                                                    71             (399)
                                                          --------         --------
 Net cash from operating activities                          2,880            7,208
                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale          2,265           10,858
Proceeds from sales of securities available for sale        15,629           11,809
Purchases of securities available for sale                 (22,492)         (36,554)
Proceeds from matured securities held to maturity               --              495
Purchases of securities held to maturity                      (914)          (2,200)
Net principal disbursed on loans                            (7,641)          (8,970)
Proceeds from sales of other real estate                       130              314
Property and equipment expenditures                           (388)          (1,037)
                                                          --------         --------
  Net cash from investing activities                       (13,411)         (25,285)
                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                    46,837            1,751
Net increase (decrease) in short-term borrowings              (255)           9,545
Payments on notes payable                                       --             (450)
Dividends paid                                                (617)            (436)
                                                          --------         --------
  Net cash from financing activities                        45,965           10,410
                                                          --------         --------
  Net change in cash and cash equivalents                   35,434           (7,667)
  Cash and cash equivalents at beginning of period          28,922           30,063
                                                          --------         --------
  Cash and cash equivalents at end of period              $ 64,356         $ 22,396
                                                          --------         --------
                                                          --------         --------

Supplemental disclosures:
  Income taxes paid                                       $  1,337         $    390
  Interest paid                                              8,281            6,075


See accompanying notes to consolidated financial statements.

                             MERCHANTS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (TABLE AMOUNTS IN THOUSANDS)


NOTE 1:  BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended June 30, 1995 are not necessarily indicative of the results expected for the year ending December 31, 1995.

NOTE 2: SECURITIES

Amortized costs, gross of unrealized gains and losses, and fair values of securities are summarized as follows:

                                                                                 June 30, 1995
                                                      -------------------------------------------------------------------
                                                                           Gross               Gross
                                                      Amortized          Unrealized          Unrealized           Fair
                                                        Cost               Gains               Losses             Value
                                                      ---------          ----------          ----------          --------
Securities available for sale:
  U.S. Treasury                                        $ 29,175            $   49              $  401            $ 28,823
  U.S. Government agencies                               45,582               306                 424              45,464
  U.S. Government agency mortgage backed securities      48,937               480                 548              48,869
  States and political subdivisions                      10,601               279                 224              10,656
  Collateralized mortgage obligations                     2,301                18                   1               2,318
  Other securities                                        1,873                --                  --               1,873
                                                       --------            ------              ------            --------
                                                        138,469             1,132               1,598             138,003
                                                       --------            ------              ------            --------
Securities held to maturity:
  States and political subdivisions                      39,686             1,440                 478              40,648
                                                       --------            ------              ------            --------
                                                       $178,155            $2,572              $2,076            $178,651
                                                       --------            ------              ------            --------
                                                       --------            ------              ------            --------


                                                                                December 31, 1994
                                                      -------------------------------------------------------------------
                                                                           Gross               Gross
                                                      Amortized          Unrealized          Unrealized           Fair
                                                        Cost               Gains               Losses             Value
                                                      ---------          ----------          ----------          --------
Securities available for sale:
  U.S. Treasury                                        $ 31,412            $   --              $1,558            $ 29,854
  U.S. Government agencies                               43,500                20               1,980              41,540
  U.S. Government agency mortgage backed securities      45,171                12               2,578              42,605
  States and political subdivisions                      10,531               153                 284              10,400
  Collateralized mortgage obligations                     2,113                31                   3               2,141
  Equity securities                                       1,786                --                  --               1,786
                                                       --------            ------              ------            --------
                                                        134,513               216               6,403             128,326
                                                       --------            ------              ------            --------
Securities held to maturity:
  States and political subdivisions                      38,505               545               1,739              37,311
                                                       --------            ------              ------            --------
                                                       $173,018            $  761              $8,142            $165,637
                                                       --------            ------              ------            --------
                                                       --------            ------              ------            --------

                             MERCHANTS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3:  LOANS

Major classifications of loans are as follows:

                                           June 30,            December 31,
                                             1995                  1994
                                           --------            ------------
    Commercial and industrial              $106,641              $112,828
    Real estate - commercial                 75,159                72,305
    Real estate - construction               32,167                24,470
    Real estate - residential                21,443                19,549
    Installment                              58,948                57,925
    Other loans                                 335                   937
                                           --------              --------
                                            294,693               288,014
    Unearned discount                        (1,957)               (2,054)
    Deferred loan fees                         (316)                 (387)
                                           --------              --------
      Total loans                          $292,420              $285,573
                                           --------              --------
                                           --------              --------

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 1995:

                                                     1995          1994
   Balance, January 1                               $ 5,140       $4,161
   Recoveries                                           403          372
   Provision charged to operations                      984        1,134
   Loans charged-off                                 (1,197)        (985)
                                                    -------       ------
     Balance, end of period                         $ 5,330       $4,682
                                                    -------       ------
                                                    -------       ------

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires that the fair value of impaired loans be calculated and if the fair value is less than the loan's carrying value, a valuation allowance be established. The adoption of this statement has not had a material effect on the Company's financial statements.

NOTE 5:  EMPLOYEE BENEFIT PLANS

The Company maintains a non-contributory, trusteed pension plan which covers substantially all full time employees who have completed age and service requirements. No provision for periodic pension expense was made during the six months ended June 30, 1995 and 1994. The Company also maintains a contributory thrift plan. The Company contributed $142,000 and $141,000 in the six month periods ended June 30, 1995 and 1994, respectively. The Company recognizes this expense in the same period in which the contribution is made.

NOTE 6:  COMMON STOCK

During the third quarter of 1994, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides holders of common stock of the Company the opportunity to purchase additional shares of the Company's common stock by reinvesting cash dividends, and to purchase additional shares of common stock. Stockholders who participate in the Plan will have the cash dividends paid on their shares of common stock automatically reinvested in shares of common stock. Participants may also make optional cash purchases of not less than $25 and not more than $3,000 per quarter.

NOTE 7:   ACQUISITION

On June 30, 1995, the Company executed a definitive agreement to affiliate with Valley Banc Services Corporation through the merger of Valley Banc Services Corporation with a wholly owned subsidiary of the Company. The proposed affiliation requires the approval of the Valley Banc Services Corporation stockholders and applicable regulatory agencies. It is anticipated that the proposed tranaction will be consummated during the first quarter of 1996.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 1995 was $1,496,000, or 58 cents per share, an 8.0% increase compared to $1,385,000, or 54 cents per share earned in the second quarter of 1994. Net income was $2,893,000, or $1.12 per share for the six months ended June 30, 1995, an increase of 6.8% from the six months ended June 30, 1994. Most of the rise in net income was due to increased net interest income, which increased approximately 8.0% for both the quarter and the six month period. Net interest income increased $397,000 in the second quarter of 1995, and $798,000 for the six months ended June 30, 1995, when compared to the same periods in 1994.

NET INTEREST INCOME

Net interest income was $10.7 and $9.9 million during the six months ended June 30, 1995, and 1994, respectively, an increase of 8%. For the three months ended June 30, net interest income was $5.4 million and $5.0 million in 1995 and 1994, respectively, an increase of 8%. The Company's net interest margin (tax equivalent net interest income as a percent of earning assets) was 4.90% for the six months ended June 30, 1995, and 4.98% a year earlier. Average earning assets were $469 million during the first half of 1995, compared to $427 million during the first half of 1994, an increase of $42 million (9.8%).

Management has consistently managed the balance sheet with the objective of maintaining a stable net interest margin over the long term, regardless of changes in market interest rates, so that asset growth should result in a corresponding increase in net interest income. The prime rate of interest was 6.00% during most of the first quarter of 1994, changing to 6.25% just prior to quarter-end and 7.25% in about the middle of the second quarter. The prime rate began 1995 at 8.50% and moved to 9.00% early in the first quarter, where it stayed through the end of the second quarter. While interest rates were significantly higher in the first half of 1995 than in the first half of 1994, the net interest margin has declined only eight basis points, from 4.98% to 4.90% over this period of time.

OTHER INCOME

Noninterest income excluding securities gains was $1,785,000 for the three months ended June 30, 1995 and $1,573,000 for the same period in 1994, an increase of $212,000, or 13%. For the six months ended June 30, noninterest income excluding securities gains was $3,238,000 in 1995, and $3,143,000 in 1994, an increase of $95,000, or 3%. Trust income increased $49,000 (12%), for the quarter and $143,000 (18%) for the year to date. The Trust and Financial Service Department has earned more in each successive quarter for an extended period of time, and has implemented a number of innovative programs in an attempt to continue this trend.

Mortgage department fee income of $508,000 for the first six months of 1995 reflected a decline of $211,000 (29%) over the same period in 1994. However, second quarter mortgage fee income was $338,000 in 1995 and $308,000 in 1994, an increase of $30,000, or 10%. Fixed rate mortgage interest rates were lower in the second quarter of 1995, than in the first quarter. The resulting increase in residential market activity resulted in second quarter of 1995 earnings which doubled the $170,000 earned in the first quarter of 1995.

Sales of securities available for sale resulted in gains of $14,000 in the second quarter of 1995, and $36,000 a year earlier. For the six months ended June 30, securities gains were $19,000 in 1995, and $357,000 in 1994. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Noninterest expense increased from $4,219,000 during the three months ended June 30, 1994, to $4,539,000 for the same period in 1995, an increase of $320,000 (7.6%). For the six months ended June 30, noninterest expense increased from $8,292,000 in 1994, to $8,877,000 in 1994, an increase of $585,000 (7.1%).

Salaries and benefits increased $272,000 (6.0%) in the six months ended June 30, 1995, compared to the same period a year earlier. Base salaries increased $207,000 (6.1%) while commissions and other performance based compensation

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

increased $29,000 (7.6%). From June 30, 1994, to June 30, 1995, the full-time equivalent number of employees declined from 261 to 255.

Occupancy expenses were $11,000 higher during the three months ended June 30, 1995, compared to the same period in 1994, and $14,000 higher for the six month period ended June 30, 1995. Purchases of furniture and equipment, and leasing of computer equipment, resulted in an increase in furniture and equipment expenses. Furniture and equipment expenses were $293,000 during the three months ended June 30, 1995, an increase of $49,000 (20%) compared to the same period in 1994. During the first six months of 1995, furniture and equipment expenses increased $98,000 (19%). Management believes strongly in the use of technology to achieve operational efficiency and quality of results. The increase in furniture and equipment expenses reflects, in part, a commitment to this strategy.

FDIC insurance was $457,000 in the first half of 1995, and $422,000 in the first half of 1994. The increase of 8.3% is attributable to deposit growth during the periods under comparison, as the assessment rate has remained 23 cents per $100 in deposits during both periods represented.

Other expense was $96,000 (7.8%) higher in the second quarter of 1995, than in the second quarter of 1994. For the six month ended June 30, 1995, other expense was $166,000 (7.0%) higher than a year earlier. Consulting fees included in other expense were $137,000 in the first half of 1995, compared with $24,000 in the first half of 1994. This increase is primarily the result of an initiative in which a consulting firm was engaged to work with management to increase earnings through changes in a wide array of areas, including product pricing, operating procedures, and staffing. Management believes the changes that have been implemented, or will be implemented, as a result of this initiative will result in significant earnings improvement.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN LOSSES

Total loans increased $6.8 million (2.3%) to $292.4 million as of June 30, 1995, from $285.6 million as of December 31, 1994. Construction loans increased more than any other category, growing to $32.2 million as of June 30, 1995, from $24.5 million as of December 31, 1994. This 31.4% increase in construction loans is affected by the seasonality of this type of loan. Commercial real estate loans increased $2.9 million (4.0%), residential real estate loans increased $1.9 million (9.7%) and installment loans increased $1.0 million (1.7%) during the six months ended June 30, 1995. Commercial and industrial loans declined $6.2 million (5.5%) in the first half of 1995. Credit card receivables, included in installment loans, were $4,898,000 as of June 30, 1995, compared to $4,119,000 as of December 31, 1994.

The Company's mortgage banking department originates residential mortgage loans to be sold in the secondary market, with servicing rights retained. At any point in time, loans will be at various stages of this process. Loans held for sale were $2.0 million as of December 31, 1994, and $3.4 million as of June 30, 1995. The carrying value of these loans approximated the market value at that time.

The adequacy of the allowance for loan losses is determined by management based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserve evaluation in estimating loan losses. The adequacy of the allowance for loan losses is monitored by the loan review staff, and reported to management and the Board of Directors.

The Company's provision for loan losses was $984,000 for the first six months of 1995, compared to $1,344,000 a year earlier. Net charge-offs for the six months ended June 30, were $794,000 and $850,000, in 1995 and 1994, respectively. The allowance for loan losses as a percentage of total loans was 1.82% as of June 30, 1995 and 1.80% as of December 31, 1994. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $2,687,000 as of June 30, 1995, from $1,397,000 as of December 31, 1994. The increase was primarily associated with a single borrower. There were no loans past due ninety days or more and still accruing as of either date. Renegotiated loans declined from $2.1 million as of December 31, 1994 to $1.2 million as of June 30,

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

1995. The renegotiated loans were primarily loans to a single borrower which were renegotiated during 1994, and are fully collateralized.

Other real estate owned declined from $845,000 as of December 31, 1994, to $715,000 as a result of activity during the first half of 1995. Property acquired from a single borrower in the first quarter of 1994 comprised most of the balance as of each date. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 1995, net unrealized losses of $466,000, reduced by deferred income taxes of $159,000, resulted in a decrease in equity capital of approximately $307,000. As of December 31, 1994, net unrealized losses of $6.2 million, net of deferred income taxes of $2.1 million, resulted in a reduction in equity capital of $4.1 million.

The fair value of securities available for sale grew $9.7 million (7.6%) during the first six months of 1995, to $138.0 million as of June 30, 1995, from $128.3 million as of December 31, 1994. U.S. government agency mortgage backed securities grew, from $42.6 million as of December 31, 1994, to $48.9 million as of June 30, 1995, an increase of $6.3 million (14.8%). U.S. government agency securities grew $4.0 million (9.6%), from $41.5 million as of December 31, 1994, to $45.5 million as of June 30, 1995. Partially offsetting these increases, holdings of U.S. Treasury securities declined $1.1 million (3.7%), from $29.9 million to $28.8 million.

Securities held to maturity increased $3.3 million (8.8%), from $37.3 million as of December 31, 1994, to $40.6 million as of June 30, 1995. All of the securities held to maturity are obligations of states and political subdivisions. Such securities are not available for sale under any foreseeable circumstance.

DEPOSITS AND BORROWED FUNDS

Total deposits of $460.5 million, as of June 30, 1995, represented an increase of $46.8 million (11.3%) from $413.7 million as of December 31, 1994. Noninterest-bearing deposits were $77.0 million as of June 30, 1995, an increase of $2.1 million (2.8%) from $74.9 million as of December 31, 1994. At the same time, interest-bearing deposits increased $44.8 million (13.2%), including $15.6 million in certificates of deposit of $100,000 or more, $24.2 million in commercial NOW and money market accounts, and $5.0 million in other time and savings deposits. Real estate tax collections of local municipalities, which are short term deposits, caused a significant portion of this increase. Promotion of retail certificates of deposit have also contributed to the increase.

The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities, and some other organizations, must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement or create an expense related to FDIC insurance on deposits. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. As of June 30, 1995, repurchase agreements were $33.0 million, compared to $33.3 million as of December 31, 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all banks and bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. The Company's capital ratios were as follows for the dates indicated:

                                 CAPITAL RATIOS

                              (Dollars in thousands)

                                                          June 30, 1995                       December 31, 1994
                                                   --------------------------             --------------------------
                                                    Amount             Ratio               Amount             Ratio
                                                   --------            ------             --------            ------
Risk-Based Capital Ratios:(1)
  Tier 1 capital                                   $ 49,814            12.95%             $ 47,109            13.92%
  Tier 1 capital minimum requirement                 15,386             4.00%               13,536             4.00%
                                                   --------            ------             --------            ------
  Excess                                            $34,428             8.95%              $33,573             9.92%
                                                   --------            ------             --------            ------
                                                   --------            ------             --------            ------
  Total capital                                    $ 54,633            14.20%             $ 51,356            15.18%
  Total capital minimum requirement                  30,772             8.00%               27,073             8.00%
                                                   --------            ------             --------            ------
  Excess                                           $ 23,861             6.20%             $ 24,283             7.18%
                                                   --------            ------             --------            ------
                                                   --------            ------             --------            ------
  Total risk adjusted assets                       $384,652                               $338,409
                                                   --------                               --------
                                                   --------                               --------

Leverage Capital Ratio:(2)(3)
  Tier 1 capital                                   $ 49,814             9.88%             $ 47,109             9.91%
  Minimum requirement                                25,205             5.00%               23,762             5.00%
                                                   --------            ------             --------            ------
  Excess                                            $24,609             4.88%             $ 23,347             4.91%
                                                   --------            ------             --------            ------
                                                   --------            ------             --------            ------
  Average adjusted assets                          $504,109                               $475,249
                                                   --------                               --------
                                                   --------                               --------

-----------------------

(1) In accordance with the guidelines of the Federal Reserve, unrealized net gains and losses net of deferred income taxes, which are recorded as an adjustment to equity capital on the financial statements, are not included in the calculation of these capital ratios.

(2) Based on the risk-based capital guidelines of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

(3) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets. Management of the Company has established a minimum target leverage ratio of 5%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

If the pending acquisition of Valley Banc Services Corp. for cash is consumated, the capital ratios detailed in the accompanying table will be somewhat reduced. Two factors contribute to this result. First, although the level of stockholders equity will not be affected, intangible assets will be recorded as part of the required purchase accounting method. Intangible assets are required to be deducted from capital during the calculation of the capital ratios. Second, the level of total assets and risk based assets will increase significantly with the acquisition, thus reducing capital in percentage terms. Management projects that the revised ratios will result in the Company being at least adequately capitalized, according to regulatory standards, in all categories.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. The liquidity of the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Net cash outflows from investing activities were $13.4 million in the first six months of 1995, compared to $25.3 million a year earlier. Most outflows from investing activities are the result of new loan activity and securities purchases. In the first six months of 1995, net principal disbursed on loans accounted for $7.6 million, and securities transactions aggregated a net outflow of $5.5 million. In the first six months of 1994, net principal disbursed on loans accounted for $9.0 million, and securities transactions resulted in net outflows of $15.6 million.

Cash inflows from financing activities in the first three months of 1995 were primarily associated with an increase in deposits of $46.8 million. This compares with $1.8 million for the same period in 1994. Short term borrowings decreased $255,000 in the first half of 1995, and increased $9.5 million in the first half of 1994.

In the event of short term liquidity needs, the Company's wholly owned subsidiary, The Merchants National Bank of Aurora ("Bank"), may purchase Federal funds from correspondent banks. The Bank may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during any period covered in this report. The Bank's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long term purposes under a variety of programs.

Mortgage lending activity resulted in operating cash outflows of approximately $12.7 million and inflows of approximately $11.5 million during the first six months of 1995, compared to $27.6 million and $31.7 million, respectively, in 1994. Total cash inflows from operating activities exceeded operating outflows by $2.9 million for the six months ended June 30, 1995. During the first six months of 1994, net cash outflows from operating activities were $7.2 million. Most of the difference between the periods under comparison was the result of mortgage activity. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires that the fair value of impaired loans be calculated and if the fair value is less than the loan's carrying value, a valuation allowance be established. The adoption of this statement has not had a material effect on the Company's financial statements.

Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" issued in May, 1995, requires capitalization of the cost of the rights to service mortgages for others when those rights were acquired through loan origination activities. SFAS 122 is effective for years beginning after December 15, 1995, but early adoption is encouraged. Management is currently studying the impact of this standard.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Meeting of Stockholders.

               The Annual Meeting of Stockholders was held on April 18, 1995.

          Election of Directors.

               Messrs. William C. Glenn, John M. Lies and Norman L. Titiner were elected to serve as Class B directors of the Company (term expiring at the 1998 Annual Meeting of Stockholders) at the Annual Meeting. Continuing as Class C directors (term expires in
               1996) are Messrs. C. Tell Coffey, Calvin R. Myers, and John J. Swalec. Continuing as Class A directors (term expires in 1997) are Messrs. James D. Pearson, Frank A. Sarnecki and William S. Wake.

          Matters Voted Upon at the Meeting.

               In addition to the election of directors, the stockholders ratified the adoption of Crowe, Chizek & Company as independent public accountants for the Company for the year ending December 31, 1995. The voting on each item at the Annual Meeting was as follows:

                                          For          Withheld          Total
Election of Directors
     William C. Glenn                  2,124,980        21,507         2,146,487
     John M. Lies                      2,124,280        22,207         2,146,487
     Norman L. Titiner                 2,135,149        11,338         2,146,487

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits.

          None

          Reports on Form 8-K.

          On April 28, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 of the Form 8-K that on April 21, 1995, the Company executed a letter of intent to affiliate with Valley Banc Services Corporation through the merger of Valley Banc Services Corporation with a wholly owned subsidiary of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MERCHANTS BANCORP, INC.
                                   (Registrant)


                                   /s/ Calvin R. Myers
                                   ---------------------------------------
                                   Calvin R. Myers
                                   President, Chairman of the Board and
                                   Chief Executive Officer


                                   /s/ J. Douglas Cheatham
                                   ---------------------------------------
                                   J. Douglas Cheatham
                                   Vice President and Chief Financial Officer


Date:     August 7, 1995