Form 10-Q
period 1995-09-30
MERCHANTS BANCORP INC/DE/
filed 1995-11-13
CIK 707817

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

   /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1995
                                    OR
   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
      For transition period from _______________ to _______________

                      Commission File Number 0-14484

                          MERCHANTS BANCORP, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)


          DELAWARE                                     36-3182868
--------------------------------         -------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

          34 SOUTH BROADWAY, AURORA, ILLINOIS              60507
         ---------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

                             (708) 896-9000
            -------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of September 30, 1995, the Registrant had outstanding 2,571,552 shares of common stock, $1.00 par value per share.

                          MERCHANTS BANCORP, INC.

                        Form 10-Q Quarterly Report

                             Table of Contents


                                  PART I
                                                                Page Number

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . . . .6


                                  PART II

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 12
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . 12
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 12
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . 12
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 12
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 12


Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . . . 13

                      PART I - FINANCIAL INFORMATION

                          MERCHANTS BANCORP, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                          September 30, 1995   December 31, 1994
ASSETS

Cash and due from banks                       $ 26,699             $ 28,922

Securities available for sale                  155,251              128,326

Securities held to maturity (fair value
 of $41,306 in 1995 and $37,311 in 1994)        39,966               38,505

Loans held for sale                              2,234                2,033

Loans                                          294,610              285,573

Allowance for loan losses                        5,287                5,140
                                              --------             --------
    Net loans                                  289,323              280,433

Premises and equipment, net                      9,408                9,337

Other real estate owned                            596                  845

Accrued interest and other assets                7,694                7,888
                                              --------             --------
    Total assets                              $531,171             $496,289
                                              ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

  Noninterest-bearing                         $ 72,012             $ 74,931

  Interest-bearing                             382,718              338,810
                                              --------             --------
    Total deposits                             454,730              413,741

Federal funds purchased and securities
 sold under repurchase agreements               19,543               33,299

Notes payable                                    3,000                3,000

Accrued interest and other liabilities           3,002                2,793
                                              --------             --------
    Total liabilities                          480,275              452,833


STOCKHOLDERS' EQUITY

Preferred stock, $1 par value;

  Authorized 500,000 shares; none issued            --                   --

Common stock, $1 par value authorized
 6,000,000 shares; issued 2,606,690              2,607                2,607

Surplus                                         18,312               18,232

Retained earnings                               30,559               26,915

Unrealized net loss on securities
 available for sale                               (390)              (4,083)

Treasury stock, at cost, 35,138 shares
 in 1995 and 39,408 shares in 1994                (192)                (215)
                                              --------             --------
    Total stockholders' equity                  50,896               43,456
                                              --------             --------
    Total liabilities and stockholders'
     equity                                   $531,171             $496,289
                                              ========             ========



See accompanying notes to consolidated financial statements.

                           MERCHANTS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                              1995        1994        1995        1994
INTEREST INCOME

Interest and fees on loans                                 $    7,097  $    6,320  $   20,915  $   18,072

Interest on securities:

   Taxable                                                      2,110       1,546       5,635       4,422

   Tax-exempt                                                     719         654       2,354       1,967

Interest on federal funds sold                                    455          14         690          17
                                                           ----------  ----------  ----------  ----------
    Total interest income                                      10,381       8,534      29,594      24,478
                                                           ----------  ----------  ----------  ----------

INTEREST EXPENSE

Interest on deposits                                            4,507       3,000      12,010       8,361

Interest on federal funds purchased and securities
 sold under repurchase agreements                                 473         387       1,448       1,028

Interest on note payable                                           37          37         110         115
                                                           ----------  ----------  ----------  ----------
    Total interest expense                                      5,017       3,424      13,568       9,504
                                                           ----------  ----------  ----------  ----------
    Net interest income                                         5,364       5,110      16,026      14,974

Provision for loan losses                                         397         512       1,381       1,856
                                                           ----------  ----------  ----------  ----------

    Net interest income after provision for loan losses         4,967       4,598      14,645      13,118
                                                           ----------  ----------  ----------  ----------

OTHER INCOME

Trust income                                                      478         446       1,437       1,262

Mortgage banking income                                           350         227         858         946

Service charges and fees                                          716         649       1,993       1,824

Securities gains, net                                               2          26          21         383

Other income                                                      194         228         688         661
                                                           ----------  ----------  ----------  ----------
    Total other income                                          1,740       1,576       4,997       5,076
                                                           ----------  ----------  ----------  ----------

OTHER EXPENSE

Salaries and employee benefits                                  2,541       2,340       7,327       6,854

Occupancy expense, net                                            282         200         785         689

Furniture and equipment expense                                   311         297         912         800

FDIC deposit assessment                                           (27)        212         430         634

Other expense                                                   1,254       1,102       3,784       3,466
                                                           ----------  ----------  ----------  ----------
    Total other expense                                         4,361       4,151      13,238      12,443
                                                           ----------  ----------  ----------  ----------
Income before income taxes                                      2,346       2,023       6,404       5,751

Provision for income taxes                                        669         576       1,834       1,595
                                                           ----------  ----------  ----------  ----------
    Net income                                             $    1,677  $    1,447  $    4,570  $    4,156
                                                           ==========  ==========  ==========  ==========

Earnings per share                                              $0.65       $0.56       $1.78       $1.62

Cash dividends declared per share                               $0.12       $0.10       $0.36       $0.27

Weighted average shares outstanding                         2,571,123   2,567,282   2,569,759   2,567,282

Ending shares outstanding                                   2,571,552   2,567,282   2,571,552   2,567,282




See accompanying notes to consolidated financial statements.

                         MERCHANTS BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                          (DOLLARS IN THOUSANDS)


                                                                  1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                      $  4,570   $  4,156

Adjustments to reconcile net income to cash from operating activities:

    Depreciation and amortization                                    920        801

    Provision for loan losses                                      1,381      1,856

    Origination of mortgage loans held for sale                  (29,274)   (39,059)

    Proceeds from sales of mortgage loans held for sale           29,313     45,613

    Net gain on sales of loans                                      (240)      (437)

    Provision for deferred taxes                                      77       (212)

    Increase (decrease) in net income taxes payable                 (125)       501

    Decrease (increase) in accrued interest and other assets         194     (1,977)

    Decrease in accrued interest and other liabilities            (1,646)    (1,879)

    Discount accretion on securities                                (122)       (70)

    Premium amortization on securities                               657        743

    Other, net                                                       103       (242)
                                                                --------   --------
  Net cash from operating activities                               5,808      9,794
                                                                --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from matured securities available for sale               19,332     11,965

Proceeds from sales of securities available for sale               9,682     15,249

Purchases of securities available for sale                       (51,131)   (45,364)

Proceeds from matured securities held to maturity                     --        600

Purchases of securities held to maturity                          (1,208)    (2,446)

Net principal disbursed on loans                                 (10,271)   (12,156)

Proceeds from sales of other real estate                             249        532

Property and equipment expenditures                                 (991)    (1,657)
                                                                --------   --------
  Net cash from investing activities                             (34,338)   (33,277)
                                                                --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                          40,989     23,650

Net decrease in short-term borrowings                            (13,756)    (1,502)

Payments on notes payable                                             --       (450)

Dividends paid                                                      (926)      (693)
                                                                --------    -------
  Net cash from financing activities                              26,307     21,005
                                                                --------   --------
  Net change in cash and cash equivalents                         (2,223)    (2,478)

  Cash and cash equivalents at beginning of period                28,922     30,063
                                                                --------   --------
  Cash and cash equivalents at end of period                    $ 26,699   $ 27,585
                                                                ========   ========

Supplemental disclosures:

  Income taxes paid                                               $1,959     $1,598

  Interest paid                                                   13,199      9,357




See accompanying notes to consolidated financial statements.

                          MERCHANTS BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE AMOUNTS IN THOUSANDS)


NOTE 1:  BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended September 30, 1995 are not necessarily indicative of the results expected for the year ending
December 31, 1995.

NOTE 2: SECURITIES

Amortized costs, gross of unrealized gains and losses, and fair values of securities are summarized as follows:


                                                      September 30, 1995
                                           -------------------------------------------
                                                         Gross      Gross
                                           Amortized  Unrealized  Unrealized   Fair
                                             Cost        Gains      Losses     Value
                                           ---------  ----------  ----------  --------
Securities available for sale:

  U.S. Treasury                             $ 28,070    $   38      $  382    $ 27,726

  U.S. Government agencies                    63,904       252         333      63,823

  U.S. Government agency
   mortgage backed securities                 47,695       370         584      47,481

  States and political subdivisions           12,136       366         331      12,171

  Collateralized mortgage obligations          2,164        14           1       2,177

  Other securities                             1,873        --          --       1,873
                                            --------    ------      ------    --------
                                             155,842     1,040       1,631     155,251
                                            --------    ------      ------    --------

Securities held to maturity:

  States and political subdivisions           39,966     1,637         297      41,306
                                            --------    ------      ------    --------
                                            $195,808    $2,677      $1,928    $196,557
                                            ========    ======      ======    ========


                                                      December 31, 1994
                                           -------------------------------------------
                                                         Gross      Gross
                                           Amortized  Unrealized  Unrealized   Fair
                                             Cost        Gains      Losses     Value
                                           ---------  ----------  ----------  --------
Securities available for sale:

   U.S. Treasury                            $ 31,412    $   --      $1,558    $ 29,854

   U.S. Government agencies                   43,500        20       1,980      41,540

   U.S. Government agency
    mortgage backed securities                45,171        12       2,578      42,605

   States and political subdivisions          10,531       153         284      10,400

   Collateralized mortgage obligations         2,113        31           3       2,141

   Equity securities                           1,786        --          --       1,786
                                            --------    ------      ------    --------
                                             134,513       216       6,403     128,326
                                            --------    ------      ------    --------
Securities held to maturity:

   States and political subdivisions          38,505       545       1,739      37,311
                                            --------    ------      ------    --------
                                            $173,018    $  761      $8,142    $165,637
                                            ========    ======      ======    ========



                          MERCHANTS BANCORP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3:  LOANS

Major classifications of loans are as follows:


                                        September 30,  December 31,
                                            1995           1994
                                        -------------  ------------
        Commercial and industrial          $105,419      $112,828

        Real estate - commercial             68,662        72,305

        Real estate - construction           35,035        24,470

        Real estate - residential            28,823        19,549

        Installment                          57,873        57,925

        Other loans                             957           937
                                           --------      --------
                                            296,769       288,014

        Unearned discount                    (1,896)       (2,054)

        Deferred loan fees                     (263)         (387)
                                           --------      --------
            Total loans                    $294,610      $285,573
                                           ========      ========



NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:


                                               1995     1994
                                             -------  -------
        Balance, January 1                   $ 5,140  $ 4,705

        Recoveries                               552      929

        Provision charged to operations        1,381    1,856

        Loans charged-off                     (1,786)  (2,495)
                                             -------  -------
            Balance, end of period           $ 5,287  $ 4,995
                                             =======  =======



Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS 118. These standards require that the fair value of impaired loans be calculated and if the fair value is less than the loan s carrying value, a valuation allowance be established. The adoption of this statement has not had a material effect on the Company's financial statements.

NOTE 5:  EMPLOYEE BENEFIT PLANS

The Company maintains a non-contributory, trusteed pension plan which covers substantially all full time employees who have completed age and service requirements. A provision of $117,000 was recorded in the third quarter of 1995, for early retirement benefits offered to employees meeting certain requirements. No provision for periodic expense was made during the nine months ended September 30, 1994. The Company also maintains a contributory thrift plan. The Company contributed $210,000 and $212,000 in the nine month periods ended September 30, 1995 and 1994, respectively. The Company recognizes this expense in the same period in which the contribution is made.

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

                          MERCHANTS BANCORP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7:   ACQUISITION

On June 30, 1995, the Company executed a definitive agreement to affiliate with Valley Banc Services Corporation through the merger of Valley Banc Services Corporation with a wholly owned subsidiary of the Company. The proposed affiliation received the approval of the Valley Banc Services Corporation stockholders on August 31, 1995, and by the Federal Reserve Bank. Upon approval by the Illinois State Commissioner of Banks, it is anticipated that the proposed transaction will be consummated during the first quarter of 1996.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the third quarter of 1995 was $1,677,000, or 65 cents per share, a 16% increase compared to $1,447,000, or 56 cents per share earned in the third quarter of 1994. Net income was $4,570,000, or $1.78 per share for the nine months ended September 30, 1995, an increase of 10% from the nine months ended September 30, 1994. In comparing the nine months periods, several factors have influenced the growth in earnings. A higher level of earning assets has resulted in an increase in net interest income, a Federal Deposit Insurance Corporation ("FDIC") refund resulting from a retroactive reduction in the assessment rate, and a decline in the provision for loan losses were the largest contributors to the increase in year to date net income.

NET INTEREST INCOME

Net interest income was $16 and $15 million during the nine months ended September 30, 1995, and 1994, respectively, an increase of 8%. For the three months ended September 30, net interest income was $5.4 million and $5.1 million in 1995 and 1994, respectively, an increase of 7%. The Company's net interest margin (tax equivalent net interest income as a percent of earning assets) was 4.76% for the nine months ended September 30, 1995, and 4.95% a year earlier. Average earning assets were $482 million during the first nine months of 1995, compared to $432 million during the first nine months of 1994, an increase of $50 million (12%).

The net interest margin was 4.50% during the third quarter of 1995, compared to 4.90% a year earlier. The decline in the margin began in the second quarter, during which the net interest margin was 4.86%, and continued into the third quarter. There were two primary reasons for the decline. First, temporary funds, in the form of repurchase agreements and certificates of deposit of $100,000 or more, were at high levels during portions of the second and third quarter. These funds are typically short term, and are acquired at a relatively low margin. Second, a certificate of deposit promotion was offered at 6.75% for an eleven month maturity. This program was successful in attracting new deposits, but had an adverse effect on the net interest margin in the near term. When the certificates mature in the second quarter of 1996, efforts will be directed toward retaining these deposits at then market rates.

OTHER INCOME

Noninterest income excluding securities gains was $1,738,000 for the three months ended September 30, 1995 and $1,550,000 for the same period in 1994, an increase of $188,000, or 12%. For the nine months ended September 30, noninterest income excluding securities gains was $4,976,000 in 1995, and $4,693,000 in 1994, an increase of $283,000, or 6%. Trust income increased $32,000 (7%) for the quarter and $175,000 (14%) for the year to date. Annual trust income has consistently increased at double-digit rates, and this trend is expected to continue through the remainder of 1995.

Mortgage department fee income of $858,000 for the first nine months of 1995 reflected a decline of $88,000 (9%) from the same period in 1994. However, third quarter mortgage fee income was $350,000 in 1995 and $227,000 in 1994, an increase of $123,000, or 54%. Mortgage income is seasonal, with residential activity tending to decline in the winter months, and it is sensitive to interest rate levels and expectations. Most fixed rate mortgages are sold and the servicing is retained. The servicing portfolio provides a source of income which is generally more stable than origination fees. The

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

portfolio of loans serviced for others totaled $193 million as of September 30, 1995, compared to $150 million a year earlier.

Sales of securities available for sale resulted in gains of $2,000 in the third quarter of 1995, and $26,000 a year earlier. For the nine months ended September 30, securities gains were $21,000 in 1995, and $383,000 in 1994. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Noninterest expense increased from $4,151,000 during the three months ended September 30, 1994, to $4,361,000 for the same period in 1995, an increase of $210,000 (5%). For the nine months ended September 30, noninterest expense increased from $12,443,000 in 1994, to $13,238,000 in 1995, an increase of
$795,000 (6%).

Salaries and benefits increased $473,000 (7%) in the nine months ended September 30, 1995, compared to the same period a year earlier. Base salaries increased $229,000 (4%) while commissions and other performance based compensation increased $67,000 (12%). The full-time equivalent number of employees was 261 as of September 30, 1994, 265 as of December 31, 1994, and has declined to 252 as of September 30, 1995.

Occupancy expenses were $82,000 higher during the three months ended September 30, 1995, compared to the same period in 1994, and $96,000 higher for the nine month period ended September 30, 1995. Furniture and equipment expenses were $311,000 during the three months ended September 30, 1995, an increase of $14,000 (5%) compared to the same period in 1994. During the first nine months of 1995, furniture and equipment expenses increased $112,000 (15%). Management believes strongly in the use of technology to achieve operational efficiency and quality of results. The increase in furniture and equipment expenses reflects, in part, a commitment to this strategy.

The FDIC Bank Insurance Fund ("BIF") reached its congressionally mandated level during the second quarter of 1995. In September, new assessment rates were retroactively put into effect as of June 1, 1995. As a result, all BIF insured institutions received refunds representing the difference between the old and new rates, plus interest. On September 15, 1995, Merchants National Bank of Aurora (the "Bank") received a refund of approximately $255,000, which included $3,000 in interest. The $255,000 refund exceeded the amount of the FDIC deposit assessment expense otherwise incurred in the third quarter of 1995, and resulted in a decrease in the year to date expense from $634,000 in 1994, to $430,000 in 1995. The Bank continues to pay the lowest assessment rate, now reduced to 4 cents per $100 in deposits from 23 cents per $100 in deposits, which is applied to well capitalized institutions in the supervisory group representing the least risk.

Other expense was $152,000 (14%) higher in the third quarter of 1995, than in the third quarter of 1994. For the nine months ended September 30, 1995, other expense was $318,000 (9%) higher than a year earlier. Consulting fees were $40,000 in the third quarter of 1995, and $17,000 in the third quarter of 1994. Consulting fees were $194,000 in the first nine months of 1995, compared to $49,000 in the first nine months of 1994. The increase is primarily the result of an initiative in which a consulting firm was engaged to work with management to increase earnings through changes in a wide array of areas, including product pricing, operating procedures, and staffing. Management believes the changes that have been implemented, or will be implemented, as a result of this initiative will result in significant earnings improvement over time.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN LOSSES

Total loans increased $9.0 million (3%) to $294.6 million as of September 30, 1995, from $285.6 million as of December 31, 1994. Construction loans increased more than any other category, growing to $35.0 million as of September 30, 1995, from $24.5 million as of December 31, 1994, an increase of $10.5 million (43%). Residential real estate loans increased $9.3 million (48%), from $19.5 million as of December 31, 1994, to $28.8 million as of September 30, 1995. Commercial real estate loans declined $3.6 million (5%) and installment loans remained stable at $57.9 million as of September 30, 1995. The increases in real estate related categories reflects the continued strength of the local economy in general, and

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

the real estate market in particular. Commercial and industrial loans declined $7.4 million (7%) in the first nine months of 1995. Credit card receivables, included in installment loans, were $5.4 million as of September 30, 1995, compared to $4.1 million as of December 31, 1994.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in the Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of this process. Loans held for sale were $2.0 million as of December 31, 1994, and $2.2 million as of September 30, 1995. The carrying value of these loans approximated the market value at that time.

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

The Company's provision for loan losses was reduced to $1,381,000 for the first nine months of 1995, compared to $1,856,000 a year earlier. Net charge-offs for the nine months ended September 30, were $1,234,000 and $1,566,000, in 1995 and 1994, respectively. The allowance for loan losses as a percentage of total loans was 1.79% as of September 30, 1995 and 1.80% as of December 31, 1994. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $2,185,000 as of September 30, 1995, from $1,397,000 as of December 31, 1994. The increase was primarily associated with a single borrower. There were no loans past due ninety days or more and still accruing as of either date. Renegotiated loans declined from $2.1 million as of December 31, 1994 to $1.1 million as of September 30, 1995. The renegotiated loans were primarily loans to a single borrower which were renegotiated during 1994, and are fully collateralized.

Other real estate owned declined from $845,000 as of December 31, 1994, to $596,000 as a result of activity during the first nine months of 1995. Property acquired from a single borrower in the first quarter of 1994 comprised most of the balance as of each date. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 1995, net unrealized losses of $594,000, reduced by deferred income taxes of $201,000, resulted in a decrease in equity capital of approximately $390,000. As of December 31, 1994, net unrealized losses of $6.2 million, net of deferred income taxes of $2.1 million, resulted in a reduction in equity capital of $4.1 million.

The fair value of securities available for sale grew $27 million (21%) during the first nine months of 1995, to $155.3 million as of September 30, 1995, from $128.3 million as of December 31, 1994. Of the $27 million increase, $22 million was the result of net purchases, sales, and maturities, and $5 million was due to fluctuations in investment valuations, which are primarily affected by interest rates. U.S. government agency mortgage backed securities grew from $42.6 million as of December 31, 1994, to $47.5 million as of September 30, 1995, an increase of $4.9 million (12%). U.S. government agency securities grew $22.3 million (54%), from $41.5 million as of December 31, 1994, to $62.8 million as of September 30, 1995. Partially offsetting these increases, holdings of U.S. Treasury securities declined $2.2 million (7%), from $29.9 million to $27.7 million.

The amortized cost of securities held to maturity increased $2.5 million (4%), from $38.5 million as of December 31, 1994, to $40.0 million as of September 30, 1995. All of the securities held to maturity are obligations of states and political subdivisions.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

DEPOSITS AND BORROWED FUNDS

Total deposits of $454.7 million, as of September 30, 1995, represented an increase of $41.0 million (10%) from $413.7 million as of December 31, 1994. Noninterest-bearing deposits were $72.0 million as of September 30, 1995, a decrease of $2.9 million (4%) from $74.9 million as of December 31, 1994. At the same time, interest-bearing deposits increased $43.9 million (13%), including $25.5 million in certificates of deposit of $100,000 or more, and $28.8 million in certificates of deposit under $100,000. The Bank promoted certificates of deposit during part of the second quarter by offering a 6.75% certificate with an eleven month maturity. This program was highly successful in raising deposits. Efforts will be directed toward retaining these funds at maturity.

NOW accounts declined $4.1 million, money market accounts declined $2.0 million, and savings deposits declined $4.3 million. Businesses and other organizations, including public bodies, accounted for most of the decline in NOW and money market accounts. These balances are typically subject to greater variation over time than retail deposits.

The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities, and some other organizations, must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement or create an expense related to FDIC insurance on deposits. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. As of September 30, 1995, repurchase agreements were $19.5 million, compared to $33.3 million as of December 31, 1994.

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

                             CAPITAL RATIOS
                         (DOLLARS IN THOUSANDS)


                                         September 30, 1995  December 31, 1994
                                         ------------------  -----------------
                                          Amount    Ratio     Amount    Ratio
                                         --------  -------   --------  -------
Risk-Based Capital Ratios:(1)

  Tier 1 capital                          $ 50,510   14.16%  $ 47,109   13.92%

  Tier 1 capital minimum requirement        14,264    4.00%    13,536    4.00%
                                          --------   ------  --------   ------
  Excess                                  $ 36,246   10.16%  $ 33,573    9.92%
                                          ========   ======  ========   ======
  Total capital                           $ 54,982   15.42%  $ 51,356   15.18%


  Total capital minimum requirement         28,529    8.00%    27,073    8.00%
                                          --------   ------  --------   ------
  Excess                                  $ 26,453    7.42%  $ 24,283    7.18%
                                          ========   ======  ========   ======
  Total risk adjusted assets              $356,608           $338,409
                                          ========           ========

Leverage Capital Ratio:(2)(3)

  Tier 1 capital                          $ 50,510   9.75%   $ 47,109    9.91%

  Minimum requirement                       25,902   5.00%     23,762    5.00%
                                          --------  ------   --------   ------
  Excess                                  $ 24,608   4.75%   $ 23,347    4.91%
                                          ========  ======   ========   ======
  Average adjusted assets                 $518,034           $475,249
                                          ========           ========
_______________________


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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


When the pending acquisition of Valley Banc Services Corp. for cash is consummated, the capital ratios detailed in the accompanying table will be somewhat reduced. Two factors contribute to this result. First, although the level of stockholders' equity will not be affected, intangible assets will be recorded as part of the required purchase accounting method. Intangible assets are required to be deducted from capital during the calculation of the capital ratios. Second, the level of total assets and risk based assets will increase significantly with the acquisition, thus reducing capital in percentage terms. Management projects that the revised ratios will result in the Company being at least adequately capitalized, according to regulatory standards, in all categories.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash outflows from investing activities were $34.3 million in the first nine months of 1995, compared to $33.3 million a year earlier. Most outflows from investing activities are the result of new loan activity and securities purchases. In the first nine months of 1995, net principal disbursed on loans accounted for $10.3 million, and securities transactions aggregated a net outflow of $23.3 million. In the first nine months of 1994, net principal disbursed on loans accounted for $12.2 million, and securities transactions resulted in net outflows of $20.0 million.

Cash inflows from financing activities in the first nine months of 1995 were primarily associated with an increase in deposits of $41.0 million. This compares with $23.7 million for the same period in 1994. Short term borrowings decreased $13.8 million in the first nine months of 1995, and $1.5 million in the first nine months of 1994.

In the event of short term liquidity needs, the Bank may purchase Federal funds from correspondent banks. The Bank may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during any period covered in this report. The Bank's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long term purposes under a variety of programs.

Mortgage lending activity resulted in operating cash outflows and inflows both of approximately $29.3 million during the first nine months of 1995, compared to $39.1 million and $45.6 million, respectively, in 1994. Total cash inflows from operating activities exceeded operating outflows by $5.8 million for the nine months ended September 30, 1995. During the first nine months of 1994, net cash outflows from operating activities were $9.9 million. Most of the difference between the periods under comparison was the result of mortgage activity. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" issued in May, 1995, requires capitalization of the cost of the rights to service mortgages for others when those rights were

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

acquired through loan origination activities. SFAS 122 is effective for years beginning after December 15, 1995, but early adoption is encouraged. Management is currently studying the impact of this standard. And whether to adopt in 1995, or 1996.

RECENT REGULATORY DEVELOPMENTS

On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as the Bank, from the then-prevailing range of .23% to .31% of deposits, to a range of .04% to .31% deposits. The change in FDIC assessments has significantly decreased the amount of deposit insurance assessments that well-capitalized and well-managed BIF-insured institutions, such as the Bank, pay to the FDIC. Additionally, because the change in BIF-assessments was applied retroactively to June 1, 1995, BIF-member institutions, including the Bank, became entitled to a refund of the difference between the amount of assessments previously paid at the higher assessment rates for the period from June 30, 1995 through September 30, 1995, and the amount that would have been paid for that period at the new rates. On September 15, 1995, the Bank received a refund of approximately $255,000, of which $63,000 represented the assessment overpayment for the quarter ended June 30, 1995, and $189,000 represented the assessment overpayment for the quarter ended September 30, 1995. The FDIC did not, however, change the assessment rates charged to members of the Savings Association Insurance Fund (the "SAIF"), and SAIF-insured institutions continue to pay assessments ranging from .23 % to .31 % of deposits. As a result of the change in the assessment rates charged to BIF-member institutions, well-capitalized and well-managed SAIF members pay significantly higher deposit insurance assessments than well-capitalized and well-managed BIF members, such as the Bank.

The FDIC was able to change the range for BIF-member deposit insurance assessments to their current levels because the ratio of the insurance reserves of the BIF to total BIF-insured deposits equals or exceeds the statutorily designated reserve ratio of 1.25%. Because the SAIF does not meet this designated reserve ratio, the FDIC is prohibited by federal law from reducing the deposit insurance assessments charged to SAIF-member institutions to the same levels currently charged BIF-member institutions. Legislative proposals pending before the Congress would recapitalize the SAIF to the designated reserve ratio by imposing a special assessment against SAIF-insured institutions, payable January 1, 1996, sufficient in the aggregate to increase the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits to 1.25%. It is anticipated that this special assessment, if enacted as proposed, would equal approximately .85% of the deposits of each SAIF-insured institution. At such time as the SAIF meets the designated reserve ratio of 1.25%, the assessment rates charged SAIF-member institutions can be reduced to levels consistent with those charged to BIF-member institutions.

Legislation has also been introduced in the Congress that would, among other things, require federal thrift institutions to convert to state or national banks and merge the BIF and the SAIF into a single deposit insurance fund administered by the FDIC. At this time, it is not possible to predict whether, or in what form, any such legislation will be adopted or the impact such legislation would have on the Company or the Bank.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits.

          None

          Reports on Form 8-K.

          None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERCHANTS BANCORP, INC.
                                   (Registrant)



                                   /s/ Calvin R. Myers
                                   ------------------------------------
                                   Calvin R. Myers
                                   President, Chairman of the Board and
                                   Chief Executive Officer



                                   /s/ J. Douglas Cheatham
                                   ------------------------------------
                                   J. Douglas Cheatham
                                   Vice President and Chief Financial Officer


Date:     November 13, 1995