Form 10-K405
period 1995-12-31
MERCHANTS BANCORP INC/DE/
filed 1996-04-01
CIK 707817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995
                                       OR
           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM                       TO
                                 ---------------------    ---------------------

                       Commission file number    0-14484
                                              ------------

                             MERCHANTS BANCORP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       36-3182868
- -----------------------                  --------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                      34 SOUTH BROADWAY, AURORA, ILLINOIS 60507
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (708) 896-9000
              ----------------------------------------------------
              (Registrant's telephone number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Class                    Name of each exchange on which registered

         NONE                                              NONE
- ---------------------------            -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, $1.00 PAR VALUE
           -----------------------------------------------------------
                                (Title of Class)

                           PREFERRED STOCK PURCHASE RIGHTS
           -----------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            YES   X         NO
                                 ---            ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 1996, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $72,074,548* based upon the price of the last sale on that date. (This determination includes 428,533 shares of the registrant's common stock held by the trust department of the registrant's subsidiary, The Merchants National Bank of Aurora.)

     The number of shares outstanding of the registrant's common stock, par value $1 per share, was 2,574,091 at March 1, 1996.



DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 1995 Annual Report are incorporated by reference into Parts I, II and IV.

     Portions of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.


- --------------------
* Based on the last reported price of an actual transaction in registrant's common stock on March 1, 1996, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant's common stock.

                             MERCHANTS BANCORP, INC.
                                    FORM 10-K

                                      INDEX

PART I                                                                  Page No.
- ------                                                                  -------

  Item  1           Business                                            1 - 15

  Item  2           Properties                                          16

  Item  3           Legal Proceedings                                   16

  Item  4           Submission of Matters to a Vote of Security
                    Holders                                             16


PART II
- -------

  Item  5           Market for the Registrant's Common Stock and
                    Related Security Holder Matters                     17

  Item  6           Selected Financial Data                             17

  Item  7           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       17

  Item  8           Financial Statements and Supplementary Data         17

  Item  9           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure              17

PART III
- --------

  Item 10           Directors and Executive Officers of the
                    Registrant                                          17 - 18

  Item 11           Executive Compensation                              18

  Item 12           Security Ownership of Certain Beneficial
                    Owners and Management                               18

  Item 13           Certain Relationships and Related Transactions      18


PART IV
- -------

  Item 14           Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                 19 - 21

                    Signatures                                          22 - 23

                                  PART I

Item 1.  BUSINESS

                                 THE CORPORATION

OVERVIEW

     Merchants Bancorp, Inc. (the "Corporation" or the "Registrant") was organized under the laws of Delaware on July 1, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act"). The Corporation's office is located at 34 South Broadway, Aurora, Illinois 60507, and its telephone number is 708/896-9000.

     The Corporation conducts a full service community banking and trust business through its wholly-owned subsidiary bank, The Merchants National Bank of Aurora (the "Bank"), a national banking association with its main office located at 34 South Broadway, Aurora, Illinois 60507. The Bank operates full service banking facilities located at 2998 Ogden Avenue, Aurora, Illinois 60505, 1851 West Galena Boulevard, Aurora, Illinois 60506, One Merchants Plaza, Oswego, Illinois 60543 and 55 Constitution Drive, Aurora, Illinois 60506. The Bank operates loan production offices located at 3 North Smith Street, Aurora, Illinois, 60507, and 520 Countryside Center, Yorkville, Illinois 60560. A new full service facility located at 1771 Merchants Drive, Geneva, Illinois 60134 was under construction as of December 31, 1995, and opened in March 1996.

     Aurora is located in the Fox River Valley approximately 40 miles west of Chicago, Illinois. Aurora and its surrounding communities are in one of the fastest growing areas in northeastern Illinois. Aurora's population based upon the 1990 census was approximately 100,000, an increase of approximately 22% from the community's population recorded in the 1980 census. The Northeastern Illinois Planning Commission estimates that Aurora's population will grow by a further 60% in the 1990's to almost 160,000 by the year 2000.

     The major contributor to this growth in the Aurora area has been the expansion of the boundaries of metropolitan Chicago. As the Chicago suburbs have expanded, Aurora has experienced a considerable influx of people as well as a number of new employers. The local economy has experienced growth as a new service-oriented business sector has developed to supplement Aurora's historical manufacturing base. Aurora is located on U.S. Interstate Highway 88 which provides easy access to the city of Chicago and is a major corridor of suburban growth for Chicago.

     As a large, community-oriented, independent financial institution in the Aurora area, the Corporation is well positioned to take advantage of the growth of Aurora and its surrounding communities. The Bank has continuously served the Aurora community since it was chartered in 1888. The Corporation's local management, coupled with its long record of service, has allowed it to compete successfully in Aurora's banking market. The Bank ranked first in total deposits among banks headquartered in Aurora, with approximately 45% of deposits, based on September 30, 1995, information from Sheshunoff Information Services, Inc. The Corporation operates as a traditional community bank with conveniently located facilities and a professional, highly motivated staff which is active in the community, focuses on long-term relationships with customers and provides individualized quality service.

     On January 3, 1996, the Company acquired 100% of the outstanding common stock of Valley Banc Services Corp. ("Valley") for cash in the amount of $20.5 million. The Company borrowed $14 million to finance the transaction, which was accounted for using the purchase method. At December 31, 1995, Valley had total consolidated assets of approximately $167 million. Valley's subsidiary banks are Fox Valley Bank, St. Charles, Illinois; Hinckley State Bank, Hinckley, Illinois; State Bank of Osco, Osco, Illinois; and Anchor Bank, Grayslake, Illinois. Management is currently considering the sale of the smaller banks located in Osco and Grayslake, as they may not fit into the geographic focus of the organization.

SUBSIDIARY OPERATIONS

     The Bank's full service banking business includes the customary consumer and commercial products and services which banks provide, including the following: demand, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, farm loans, lines of credit and overdraft checking; safe deposit operations; trust services; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler's checks, money orders, cashier's checks and foreign currency, direct deposit, discount brokerage debit cards, credit cards, and other special services.

     Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. The commercial loan department focuses on business, capital, construction, inventory and real estate lending. The installment loan department of the Bank makes direct and indirect loans to consumers and commercial customers. The mortgage division originates and services residential mortgages and handles the secondary marketing of those mortgages.

MARKET AREA

     The Bank's primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Strategically situated on U.S. Interstate 88 (the East-West Tollway), Aurora is near the center of the four county area comprised of DuPage, Kane, Kendall and Will counties. Based upon the 1990 census, these counties together represent a market of more than 1.4 million people. The city of Aurora has a current reported population of approximately 100,000 residents which is forecast by the Northeastern Illinois Planning Commission to grow by more than 60% through the rest of the decade.

     The median income for households within a five mile radius of Aurora was approximately $44,000, compared to an Illinois average of approximately $32,000, as reported from 1990 census data. Major employers in the Bank's market area include AT&T Technologies, Caterpillar Tractor, Dial Corporation, Farmers Insurance, Hyundai Motor America, Lyon Metal, Metropolitan Life, Nissan, and Toyota. Retail sales declared for tax purposes in Aurora reached $989 million in 1990.

ACQUISITION AND EXPANSION STRATEGY

     The Corporation seeks to diversify both its market area and asset base while increasing profitability through acquisitions and expansion. The Corporation's goal, as reflected by its acquisition policy, is to expand through the acquisition of established financial service organizations, primarily commercial banks or thrifts, to the extent suitable candidates can be identified and acceptable business terms negotiated.

     The Corporation's acquisition strategy is focused on traditional community banks or thrifts located in potentially high growth areas within 15 miles to the east of Aurora and up to 30 miles from Aurora in all other directions. At this time, a large number of such financial institutions are located within this geographic area. It is possible that as a result of consolidation within the banking industry generally, as well as in the Aurora area, the Corporation may in the future look beyond these geographic areas for acquisition opportunities. In addition to price and terms, other factors considered by the Corporation in determining the desirability of an acquisition candidate are financial condition, earnings potential, quality of management, market area and competitive environment.

     The Corporation will also consider establishing branches, loan production offices or other business facilities as a means of expanding its presence in current or new market areas. An example of this is the Corporation's entry into "supermarket banking" with the opening of a branch inside the Cub Foods store in Aurora in 1993, and the opening of two loan production offices in 1994. The Corporation will also consider the expansion into other lines of business closely related to banking if it believes these lines could be profitable without undue risk to the Corporation and if the Corporation can be competitive.


OPERATING STRATEGY

     Corporate policy, strategy and goals are established by the Board of Directors of the Corporation. Pursuant to the Corporation's philosophy, operational and administrative policies for the Bank are also established by the Corporation. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which it operates.

     Recognizing the substantial changes and growth opportunities in its market, beginning in 1989, the Corporation redirected its existing resources and personnel to create an aggressive sales environment within the organization. In addition to promotions from within the organization, the Corporation hired experienced senior bank executives who were already familiar with the Aurora market area, with an emphasis on the commercial lending and trust areas. These changes have allowed the Corporation to continue to grow with the community and compete successfully in Aurora's banking market.

     The Corporation operates as a traditional community bank with conveniently located facilities and a professional, highly motivated staff which is active in the community, focuses on long-term relationships with customers and provides individualized quality service. As part of its community banking approach, the Corporation encourages officers of the Bank to actively participate in community organizations. In addition, within credit and rate of return parameters, the Corporation attempts to ensure that the Bank meets the credit needs of its communities and that the Bank invests in local municipal securities.

     The Corporation uses a variety of marketing strategies to attract and retain customers, the most important of which is its officer call program. Officers of the Bank regularly call on customers and potential customers to maintain and develop deposit and other special service relationships, including payroll, discount brokerage, cash management, lock box and trust services.

     The Corporation has an internal data processing division and has attempted to remain at the forefront of the banking industry in new technological innovations. The Corporation believes that retaining control of its data processing leads to decreased operating costs, more effective service to its customers and increased efficiencies. To provide a high level of customer service and to manage effectively its growth, acquisition and operating strategies, the Bank also focuses on continued improvement of its internal operating systems.

LENDING ACTIVITIES

  GENERAL

     The Bank provides a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. The installment loan department of the Bank makes direct and indirect loans to consumers and commercial customers, and the mortgage division originates and services residential mortgages and handles the secondary marketing of those mortgages.

     The Bank aggressively markets its services to qualified lending customers in both the commercial and consumer sectors. The Bank's commercial lending officers actively solicit the business of new companies entering the Aurora market as well as longstanding members of the Aurora business community. Through personalized professional service and competitive pricing, the Bank has been successful in attracting new commercial lending customers. At the same time, the Bank actively advertises its consumer loan products and continuously attempts to make its lending officers more accessible. Through convenient locations and regular advertising, the Bank has been successful in capitalizing on the growing population of its market area, particularly with regard to residential mortgages, home equity loans and installment loans.

  COMMERCIAL LOANS

     The Bank aggressively seeks new commercial loans in its market area and much of the increase in these loans in recent years can be attributed to the successful solicitation of new business. The Bank's areas of emphasis include, but are not limited to, loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the Bank's commercial business loans have floating interest rates or reprice within one year. Management has also generated loans which are guaranteed by the U.S. Small Business Administration. Management believes that making such loans helps the local community as well as providing the Bank with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment.

     The Bank regularly provides financing to developers who have demonstrated a favorable record of performance for the construction of pre-sold homes. Home sales have remained very strong in the Aurora area due to the growth in population. Although development and construction lending has been a significant portion of the commercial loan department's activity, these types of loans represented less than 13% of the outstanding balance of the Bank's loan portfolio as of December 31, 1995. No construction or development loan was on nonaccrual status as of December 31, 1995.

     During recent years, the Bank has undertaken several initiatives to improve asset quality. The Bank's Board of Directors reviews, on a monthly basis, a report of all criticized assets and considers all requests for new loans over $3 million. Requests for new loans over $1 million are reviewed by a Directors' loan committee. Loan review personnel and commercial lenders interact with the Bank's Board of Directors each month. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations. The result has been a below average level of problem loans compared to the Bank's industry peer group in recent years.

  MORTGAGE BANKING

     The Bank conducts a mortgage origination operation through its mortgage division. Prior to 1993, the Bank generally did not hold newly originated residential mortgage loans in its portfolio, preferring instead to originate the loans for outside investors and have the outside investors fund and service the loans. Beginning in 1993, the Bank began funding all residential mortgage loans and selling the majority of them in the secondary market with servicing retained. In addition, in June, 1993, the Bank purchased the servicing on most of the residential mortgage loans it originated in prior periods. In 1995, the Bank purchased the servicing rights to approximately $62.6 million of mortgage loans. As a result of such actions, the Bank has built its mortgage servicing portfolio to approximately $235 million at December 31, 1995. Management believes that the retention of mortgage servicing provides the Bank with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations.

  CONSUMER LENDING

     The Bank's consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, student, signature and small personal credit lines. The Bank has designated funds to support various special programs to benefit the first time borrower. During 1994, the Bank entered the credit card market by issuing its own Visa Card. The Bank has entered into a contract with a non-affiliated third party to provide credit card processing for its operations. Through this program, the Bank hopes to increase profits and augment its cross-selling opportunities by increasing its marketing base. The consumer lending department's newest project, "Phone for a Loan," will provide easy means for customers to apply for a loan 24 hours a day.

TRUST DEPARTMENT

     The Bank's trust department has been providing trust services to the Aurora community for over 60 years. Currently, the Bank has over $371 million of assets under management and provides a full complement of trust services for individuals and corporations. The Bank has targeted the trust department as one of its primary areas for future growth.

     To build on the trust department's mainstay of personal trust administration, its current focus will be in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans. In late 1992 and early 1993, the trust department hired a staff of professionals with expertise in the employee benefit administration and new business development areas. This group provides expanded employee benefit retirement plan administration and investment services to sole proprietors and corporations. The trust department has also converted its data processing and delivery system to enhance the department's ability to continue to provide a quality, highly personalized trust product to its customers.

COMPETITION

     The Corporation's market area is highly competitive. Many financial institutions based in Aurora's surrounding communities and in Chicago, Illinois, operate banking offices in Aurora or actively compete for customers within the Corporation's market area. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

     The Corporation competes for loans principally through the range and quality of the services it provides, interest rates and loan fees. The Corporation believes that its long-standing presence in the community and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Corporation actively solicits deposit-related clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

EMPLOYEES

     At December 31, 1995, the Corporation employed 261 full-time equivalent employees. The Corporation places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Corporation's employees are covered by a collective bargaining agreement with the Corporation. The Corporation offers a variety of employee benefits and management considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION

GENERAL

     The growth and earnings performance of the Corporation can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Corporation and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

     The following references to material statutes and regulations affecting the Corporation and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Corporation and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

     On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as the Bank, from the then-prevailing range of 0.23% to 0.31% of deposits, to a range of 0.04% to 0.31% of deposits. Additionally, because the change in BIF-assessments was applied retroactively to June 1, 1995, BIF-member institutions, including the Bank, received a refund of the difference between the amount of assessments previously paid at the higher assessment rates for the period from June 30, 1995 through September 30, 1995, and the amount that would have been paid for that period at the new rates. In the case of the Bank, this refund totalled $255,000. The FDIC did not, however, change the assessment rates charged to members of the Savings Association Insurance Fund (the "SAIF"), and SAIF-insured institutions continue to pay assessments ranging from 0.23% to 0.31% of deposits.

     The deposit insurance assessments paid by BIF-member institutions will decrease further in calendar year 1996. On November 14, 1995, the FDIC reduced the deposit insurance assessments for BIF-member institutions by four basis points. As a result, the range of BIF assessments for the semi-annual assessment period commencing January 1, 1996 will be between 0% and 0.27% of deposits. BIF-member institutions which qualify for the 0% assessment category will, however, still have to pay the $1000 minimum semi-annual assessment required by federal statute.

     The FDIC was able to change the range for BIF-member deposit insurance assessments to their current levels because the ratio of the insurance reserves of the BIF to total BIF-insured deposits exceeds the statutorily designated reserve ratio of 1.25%. Because the SAIF does not meet this designated reserve ratio, the FDIC is prohibited by federal law from reducing the deposit insurance assessments charged to SAIF-member institutions to the same levels currently charged BIF-member institutions. Legislative proposals pending before the Congress would recapitalize the SAIF to the designated reserve ratio by imposing a special assessment against SAIF-insured institutions. In conjunction with the proposed recapitalization of the SAIF, legislation has also been introduced in the Congress that would, among other things, require federal thrift institutions to convert to state or national banks and merge the BIF and the SAIF into a single deposit insurance fund administered by the FDIC. At this time, it is not possible to predict whether, or in what form, any such legislation will be adopted or the impact, if any, such legislation would have on the Corporation and the Bank.

THE CORPORATION

     GENERAL. The Corporation, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Corporation is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, as amended (the "BHC Act"). In accordance with FRB policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Corporation might not do so absent such policy. Under the BHC Act, the Corporation is subject to periodic examination by the FRB and is required to file periodic reports of its operations and such additional information as the FRB may require.

     INVESTMENTS AND ACTIVITIES. Under the BHC Act, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

     Prior to September 29, 1995, the BHC Act prohibited the FRB from approving any direct or indirect acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally located unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Pursuant to amendments to the BHC Act which took effect September 29, 1995, the FRB may now allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.

     The BHC Act also prohibits, with certain exceptions noted below, the Corporation from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Corporation and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHC Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     Federal legislation also prohibits the acquisition of "control" of a bank or bank holding company, such as the Corporation, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS.   The FRB uses capital adequacy guidelines in its
examination and regulation of bank holding companies. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of stockholders' equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others.

     The risk-based and leverage standards presently used by the FRB are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

     As of December 31, 1995, the Corporation had regulatory capital in excess of the FRB's minimum requirements, with a total risk-based capital ratio of 15.79% and a leverage ratio of 10.31%.

     DIVIDENDS. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

     In addition to the restrictions on dividends imposed by the FRB, the Delaware General Corporation Law would allow the Corporation to pay dividends only out of its surplus, or if the Corporation has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     FEDERAL SECURITIES REGULATION. The Corporation's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

     GENERAL. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the BIF of the FDIC, and the Bank is a member of the Federal Reserve System. As a BIF-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

     DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. For the semi-annual assessment period ended December 31, 1995, BIF assessments ranged from 0.04% to 0.31% of deposits. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Corporation is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     CAPITAL REQUIREMENTS. The OCC has established the following minimum capital standards for national banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of the risks posed by concentrations of credit, nontraditional activities and the institution's ability to manage such risks. Additionally, on August 2, 1995, the federal banking regulators, including the OCC, published amendments to their respective risk-based capital standards designed to take into account interest rate risk ("IRR") exposure. The amendments provide that a bank's exposure to declines in the economic value of its capital due to changes in interest rates will be among the factors considered by the agencies in evaluating a bank's capital adequacy. Management does not anticipate that this amendment will adversely affect the ability of the Bank to maintain compliance with applicable capital requirements.

     During the year ended December 31, 1995, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1995, the Bank exceeded its minimum regulatory capital requirements with a risk-based ratio of 12.87% and a leverage ratio of 8.27%.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     DIVIDENDS. The National Bank Act imposes limitations on the amount of dividends that a national bank, such as the Bank, may pay without prior regulatory approval. Generally, the amount is limited to the national bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Corporation and the Bank each exceeded its minimum capital requirements under applicable guidelines as of December 31, 1995. As of January 1, 1996, approximately $12 million was available to be paid as dividends to the Corporation by the Bank.

     INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Corporation and its subsidiaries, on investments in the stock or other securities of the Corporation and its subsidiaries and the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal stockholders of the Corporation, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal stockholder of the Corporation may obtain credit from banks with which the Bank maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. On July 10, 1995, the federal banking regulators, including the OCC, published final guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines, which took effect on August 9, 1995, establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action. The federal banking agencies have also published for comment proposed asset quality and earnings standards which, if adopted, would be added to the safety and soundness guidelines. This proposal, like the final guidelines, would establish the goals to be achieved with respect to asset quality and earnings, and each institution would be responsible for establishing its own procedures to meet such goals.

     BRANCHING AUTHORITY. Illinois-chartered banks have the authority under Illinois law to establish branches any where in the State of Illinois, subject to receipt of all required regulatory approvals. Federal law grants the same branching authority to national banks, such as the Bank, which are headquartered in Illinois. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate bank mergers beginning on June 1, 1997.

                                STATISTICAL DATA

     The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 1995 Annual Report herein incorporated by reference (attached hereto as Exhibit 13). All dollars int he tables are expressed in thousands.

The following table sets forth certain information relating to the Corporation's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances.

                          ANALYSIS OF AVERAGE BALANCES,
                        TAX EQUIVALENT INTEREST AND RATES
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                      1995                          1994                            1993
                                         ---------------------------    ---------------------------    ----------------------------
                                         Average               Rate     Average                Rate    Average                 Rate
                                         Balance    Interest    (%)     Balance   Interest     (%)     Balance    Interest     (%)
                                         --------   --------   -----    --------  --------     ----    -------    --------     ----
ASSETS
Securities:
  Taxable                                $128,963   $ 8,123     6.23    $105,681   $ 5,851     5.64   $ 82,919    $ 5,099      6.15
  Non-taxable (tax equivalent)             51,042     4,264     8.37      46,285     4,005     8.62     35,075      3,223      9.19
                                         --------   -------   ------    --------   -------   ------   --------    -------    ------
    Total securities                      180,005    12,387     6.83     151,966     9,856     7.05    117,994      8,322      7.05
Federal funds sold                         11,883       732     6.16       1,584        79     4.99      6,127        183      2.99
Loans held for sale                         2,408       224     9.30       4,089       207     5.06      4,290        262      6.11
Net loans (tax equivalent)                291,181    28,034     9.63     278,819    24,476     8.78    256,888     21,897      8.52
                                         --------   -------   ------    --------   -------   ------   --------    -------    ------
    Total interest earning assets         485,477    41,377     8.50     436,458    34,618     7.96    385,299     30,664      7.96
Cash and due from banks                    25,376         -        -      28,676         -        -     28,911          -         -
Allowance for loan losses                  (5,314)        -        -      (5,089)        -        -     (4,643)         -         -
Premises and equipment, net                 9,353         -        -       9,110         -        -      8,032          -         -
Accrued interest and other assets           6,543         -        -       6,094         -        -      5,413          -         -
                                         --------   -------   ------    --------   -------   ------   --------    -------    ------
    Total assets                         $521,435    41,377     7.91    $475,249    34,618     7.31   $423,012     30,664      7.25
                                         --------   -------   ------    --------   -------   ------   --------    -------    ------
                                         --------                       --------                      --------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing deposits:
  NOW accounts                           $ 66,687     1,571     2.36    $ 70,565     1,577     2.23   $ 66,365      1,650      2.49
  Money market accounts                    31,604     1,138     3.60      33,196       885     2.67     34,379        924      2.69
  Savings                                  54,263     1,480     2.73      57,567     1,527     2.65     50,109      1,385      2.76
  Time, $100,000 and over                  59,964     3,323     5.54      43,246     1,922     4.44     32,952      1,411      4.28
  Other time                              153,214     8,988     5.87     119,839     5,880     4.91    109,132      5,397      4.95
  Federal funds purchased and
    securities sold under
    repurchase agreements                  32,848     1,776     5.41      34,166     1,285     3.76     23,360        750      3.21
  Notes payable                             3,000       147     4.90       3,104       152     4.90      3,167        164      5.18
                                         --------   -------   ------    --------   -------   ------   --------    -------    ------
    Total interest bearing liabilities    401,580    18,423     4.59     361,683    13,228     3.66    319,464     11,681      3.66
Noninterest bearing deposits               69,167         -        -      67,947         -        -     69,109          -         -
Accrued interest and other liabilities      2,406         -        -       1,552         -        -      1,605          -         -
Stockholders' equity                       48,282         -        -      44,067         -        -     32,834          -         -
                                         --------   -------   ------    --------   -------   ------   --------    -------    ------
Total liabilities and
  stockholders' equity                   $521,435    18,423     3.53    $475,249    13,228     2.78   $423,012     11,681      2.76
                                         --------   -------   ------    --------   -------   ------   --------    -------    ------
                                         --------                       --------                      --------
Net interest income (tax equivalent)                $22,954                        $21,390                        $18,983
                                                    -------                        -------                        -------
                                                    -------                        -------                        -------
Net interest income (tax equivalent)
  to total earning assets                                       4.73                           4.92                            4.93
                                                              ------                         ------                          ------
                                                              ------                         ------                          ------
Interest bearing liabilities to
  earnings assets                          82.72%                         82.87%                        82.91%
                                         --------                       --------                      --------
                                         --------                       --------                      --------

Notes: Nonaccrual loans are included in the above stated average balances.
       Tax equivalent basis is calculated using a marginal tax rate of 34%. Yields on securities available for sale are based on amortized cost.

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities. The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate. Interest income is measured on a tax equivalent basis using a 34% rate.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                   1995 Compared to 1994         1994 Compared to 1993
                                                                --------------------------    --------------------------
                                                                 Change Due to                 Change Due to
                                                                ----------------              ----------------
                                                                Volume     Rate       Net     Volume      Rate      Net
                                                                ------    ------    ------    ------     -----    ------
EARNING ASSETS/INTEREST INCOME
Securities:
   Taxable                                                      $1,398    $  874    $2,272    $1,297     $(545)   $  752
   Tax-exempt                                                      402      (143)      259       979      (197)      782
 Federal funds sold                                                631        22       653      (184)       80      (104)
 Loans and loans held for sale                                   1,010     2,565     3,575     1,898       626     2,524
                                                                ------    ------    ------    ------     -----    ------
TOTAL EARNING ASSETS                                             3,441     3,318     6,759     3,990       (36)    3,954
                                                                ------    ------    ------    ------     -----    ------

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits:
 NOW accounts                                                      (90)       84        (6)      100      (173)      (73)
 Money market accounts                                             (44)      297       253       (32)       (7)      (39)
 Savings                                                           (89)       42       (47)      200       (58)      142
 Time, $100,000 and over                                           855       546     1,401       456        55       511
 Other time                                                      1,826     1,282     3,108       526       (43)      483
Federal funds purchased and securities
  sold under repurchase agreements                                 (52)      543       491       390       145       535
Notes payable                                                       (5)        -        (5)       (3)       (9)      (12)
                                                                ------    ------    ------    ------     -----    ------
TOTAL INTEREST BEARING LIABILITIES                               2,401     2,794     5,195     1,637       (90)    1,547
                                                                ------    ------    ------    ------     -----    ------
NET INTEREST INCOME                                             $1,040    $  524    $1,564    $2,353     $  54    $2,407
                                                                ------    ------    ------    ------     -----    ------
                                                                ------    ------    ------    ------     -----    ------

Differences in the repricing dates of assets and liabilities are a primary component of risk to net interest income. A positive sensitivity gap implies that net interest income will increase as interest rates increase and decline as interest rates decline, assuming other factors remain unchanged. The repricing gap of earning assets and interest bearing liabilities as of December 31, 1995, is as follows:

                          INTEREST SENSITIVITY ANALYSIS

                                            0-3 Months  4-12 Months  1-5 Years  Over 5 Years    Total
                                           -----------  -----------  ---------  ------------  --------
EARNING ASSETS:
Securities                                    $29,977      $33,856    $81,881     $41,455      $187,169
Loans held for sale                             4,340            -          -           -         4,340
Total loans                                   144,415       41,322     68,600      49,990       304,327
                                             --------     --------   --------     -------      --------
TOTAL EARNING ASSETS                         $178,732     $ 75,178   $150,481     $91,445      $495,836
                                             --------     --------   --------     -------      --------
                                             --------     --------   --------     -------      --------
INTEREST BEARING LIABILITIES:

Interest-bearing deposits:
 NOW accounts                                $ 63,027     $      -   $      -     $     -       $63,027
 Money market accounts                         33,808            -          -           -        33,808
 Savings                                       51,935            -          -           -        51,935
 Time, $100,000 and over                       24,089       23,241     15,298           -        62,628
 Other time                                    34,395       48,590     83,380           -       166,365
                                             --------     --------   --------     -------      --------
TOTAL INTEREST BEARING DEPOSITS               207,254       71,831     98,678           -       377,763
Federal funds purchased and securities
 sold under repurchase agreements               9,969       12,757          -           -        22,726
Note payable                                    3,000            -          -           -         3,000
                                             --------     --------   --------     -------      --------
TOTAL INTEREST BEARING LIABILITIES           $220,223     $ 84,588   $ 98,678     $     -      $403,489
                                             --------     --------   --------     -------      --------
                                             --------     --------   --------     -------      --------
Interest sensitivity gap                     $(41,491)    $ (9,410)   $51,803     $91,445      $ 92,347
Cumulative gap                                (41,491)     (50,901)       902      92,347        92,347
Interest sensitivity gap to total assets        -7.7%        -1.7%       9.6%       16.9%         17.1%
Cumulative sensitivity gap to total assets      -7.7%        -9.4%       0.2%       17.1%         17.1%

Note: Callable investment securities are reported at the earlier of maturity or call date.
          Loans are placed in the earliest time frame in which maturity or repricing may occur.

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

                        SECURITIES PORTFOLIO COMPOSITION

                                                         1995                 1994                 1993
                                                  -------------------  -------------------  -------------------
                                                               % of                 % of                 % of
                                                   Amount   Portfolio   Amount   Portfolio   Amount   Portfolio
                                                  --------  ---------  --------  ---------  --------  ---------
SECURITIES AVAILABLE OR HELD FOR SALE
U.S. Treasury securities                          $ 24,860    13.28%   $ 29,854    17.90%   $ 23,569     16.69%
U.S. government agencies                            53,481    28.57      41,540    24.90      45,717     32.36
U.S. government agency mortgage backed securities   45,175    24.14      37,243    22.32      23,325     16.51
States and political subdivisions                   51,820    27.69      10,400     6.23      10,615      7.51
Collateralized mortgage obligations                  9,960     5.32       7,503     4.50       1,498      1.06
Equity securities                                    1,873     1.00       1,786     1.07       1,560      1.11
                                                  --------   ------    --------   ------    --------    ------
                                                   187,169   100.00     128,326    76.92     106,284     75.24
                                                  --------   ------    --------   ------    --------    ------
SECURITIES HELD TO MATURITY
States and political subdivisions                        -        -      38,505    23.08      34,980     24.76
                                                  --------   ------    --------   ------    --------    ------
  Total                                           $187,169   100.00%   $166,831   100.00%   $141,264    100.00%
                                                  --------   ------    --------   ------    --------    ------
                                                  --------   ------    --------   ------    --------    ------

Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). Collateralized mortgage obligations are secured by FHLMC, GNMA, or FNMA certificates.

As of December 31, 1995, and 1994, the Corporation held structured notes, which were in the available for sale category, carried ar fair values of $6,415,000 and $10,569,000, respectively. The amortized cost of these securities was $6,462,000 and $11,536,000 as of December 31, 1995, and 1994, respectively.
These securities were issued by the FHLB, the FNMA, and the Student Loan Marketing Association.

The following table presents the maturities and weighted average yield of securities by major category as of December 31, 1995. Yields are calculated on a tax equivalent basis using a 34% rate.

                   SECURITIES PORTFOLIO - MATURITY AND YIELDS

                                                     After One But   After Five But
                                         Within          Within         Within            After
                                        One Year       Five Years      Ten Years        Ten Years             Total
                                    ---------------  --------------  ---------------   --------------    -----------------
                                      Amount  Yield   Amount  Yield   Amount   Yield    Amount  Yield     Amount    Yield
                                    --------  -----  -------  -----  -------   -----   -------  -----    --------  -------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities            $ 9,601   4.70%  $15,259  5.08%  $     -       -%  $     -      -%   $ 24,860   4.93%
U.S. government agencies              5,563   6.68    24,342  6.42    22,572    6.68     1,004   7.00      53,481   6.57
U.S. government agency
 mortgage backed securities             546   8.00     4,563  6.26    14,508    6.27    25,558   7.07      45,175   6.74
States and political subdivisions       868   5.51     7,510  5.96    38,220    5.40     5,222   5.27      51,820   5.47
Collateralized mortgage obligations       -      -       983  5.52     2,028    5.71     6,949   6.19       9,960   6.03
Equity securities                     1,873   5.94         -     -         -       -         -      -       1,873   5.94
                                    -------   ----   -------  ----   -------    ----   -------   ----    --------   ----
  Total                             $18,451   5.56%  $52,657  5.94%  $77,328    5.95%  $38,733   6.67%   $187,169   6.05%
                                    -------   ----   -------  ----   -------    ----   -------   ----    --------   ----
                                    -------   ----   -------  ----   -------    ----   -------   ----    --------   ----

As of December 31, 1993, the Corporation implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this standard, securities available for sale are carried at market value, with related unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 1995, net unrealized gains of approximately $2.2 million, reduced by deferred income taxes of approximately $747,000, resulted in an increase in equity capital of approximately $1.5 million. As of December 31, 1994, net unrealized losses of approximately $6.2 million, reduced by deferred income taxes of $2.1 million, resulted in an increase in equity capital of approximately $4.1 million.

As permitted by "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company exercised a one time opportunity to reassess the appropriateness of the classifications of all securities held. Based on this review, in order to enhance liquidity and tax planning opportunities, the Company reclassified securities having an amortized cost of $39,664,000 and a net unrealized gain of $1,461,000 at Decemebr 15, 1995 from held to maturity to available for sale.

There were no significant concentrations of investments (greater than 10% of the Company's stockholders' equity) in any individual security issue except for U.S. Treasury securities and obligations of U.S. government agencies and corporations. Although the Corporation held securities issued by municipalities within the states of Illinois and Wisconsin which in the aggregate exceeded 10% of stockholders' equity, none of the holdings from individual municipal issuers exceeded this threshold.

The following table presents the composition of the loan portfolio at December 31, in the years indicated:

                                 LOAN PORTFOLIO

                               1995        1994        1993        1992        1991*
                             --------    --------    --------    --------    --------
Commercial and industrial    $109,872    $112,828    $104,711    $103,265    $100,328
Real estate - commercial       67,739      72,305      53,334      33,149           *
Real estate - construction     40,510      24,470      35,249      22,873      14,355
Real estate - residential      31,673      19,549      11,356       7,796      23,562
Installment                    50,489      53,806      73,861      78,416      76,504
Credit card receivables         5,644       4,119           -           -           -
Other loans                       455         937         293         438         799
                             --------    --------    --------    --------    --------
  Gross loans                 306,382     288,014     278,804     245,937     215,548
Unearned discount              (1,743)     (2,054)     (3,807)     (5,849)     (6,369)
Deferred loan fees               (312)       (387)       (330)       (111)        (97)
                             --------    --------    --------    --------    --------
  Total loans                 304,327     285,573     274,667     239,977     209,082
Allowance for loan losses      (5,176)     (5,140)     (4,705)     (4,161)     (2,879)
                             --------    --------    --------    --------    --------
  Loans, net                 $299,151    $280,433    $269,962    $235,816    $206,203
                             --------    --------    --------    --------    --------
                             --------    --------    --------    --------    --------

  * Real estate - construction loans were previously included in commercial and industrial loans. Real estate - residential was previously called real estate - mortgage, and included commercial mortgages.

The following table sets forth the remaining maturities for certain loan categories at December 31, 1995, based on contractual maturities:

                     MATURITY AND RATE SENSITIVITY OF LOANS

                                            Over 1 Year
                                           Through 5 Years        Over 5 Years
                                         -------------------   -----------------
                              One Year    Fixed     Floating   Fixed    Floating
                              or Less      Rate       Rate      Rate      Rate       Total
                              --------   --------   --------   ------   --------   --------
Commercial and industrial     $ 47,968   $37,163     $19,788   $  457    $4,191    $109,567
Real estate - commercial        15,442    40,705       9,355      633     1,604      67,739
Real estate - construction      31,742     1,754       7,014        -         -      40,510
Real estate - residential        1,248     4,741      19,706    5,928        28      31,651
Installment                     35,667    12,111         595      382         6      48,761
Credit card receivables          5,644                                                5,644
Other loans                        455         -           -        -         -         455
                              --------   -------     -------   ------    ------    --------
  Total                       $138,166   $96,474     $56,458   $7,400    $5,829    $304,327
                              --------   -------     -------   ------    ------    --------
                              --------   -------     -------   ------    ------    --------

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

                              NONPERFORMING ASSETS

                                 1995      1994      1993      1992      1991
                                ------    ------    ------    ------    ------
Nonaccrual loans                $1,135    $1,397    $1,956    $2,065    $2,089
Loans past due 90 days or more
 and still accruing interest         -         -         -         -         -
Restructured loans               1,047     2,102         -         -         -
                                ------    ------    ------    ------    ------
Total nonperforming loans        2,182     3,499     1,956     2,065     2,089
Other real estate                  566       845       223       164       770
                                ------    ------    ------    ------    ------
  Total nonperforming assets    $2,748    $4,344    $2,179    $2,229    $2,859
                                ------    ------    ------    ------    ------
                                ------    ------    ------    ------    ------

Other problem assets - At December 31, 1995, there were no classified assets, other than the loans shown above.

During 1994, the Bank agreed to modify the terms of three loans to one borrower totalling $3,077,000. Under the modified terms, the Bank accepted a parcel of real estate in partial settlement and rewrote the remaining loan balances into two notes which had a total carrying value of $2,028,000 at December 31, 1994, and fixed interest rates of 8.5% on each note, which was the market rate of interest for similar borrowers at the restructure date. Both notes were performing as modified at December 31, 1995, and totaled $1,047,000. These modifications resulted in a $168,000 loss charged to the allowance for loan losses in 1994. No interest income was recognized on the loan in 1994 prior to the modifications. After the restructuring, interest income recorded on the restructured loans was $129,000 for 1994 and $110,000 in 1995.

At December 31, 1995, the balances of the impaired loans and the portion of the allowance for loan losses allocated to the impaired loan balances amounted to $921,000 and $631,000, respectively. Impaired loans averaged $2,378,000 for the year ended December 31, 1995. Interest income recognized on impaired loans for the year approximated $305,000, which included cash basis income of approximately $302,000.

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for possible loan losses.

Interest income of approximately $83,000 was recorded during 1995 on loans in nonaccrual status at December 31, 1995. Interest income which would have been recognized during 1995 had these loans been on an accrual basis throughout the year was approximately $167,000.

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                           1995      1994      1993      1992      1991
                                                         --------  --------  --------  --------  --------
Average total loans (exclusive of loans held for sale)   $291,181  $278,819  $256,888  $221,762  $196,634
                                                         --------  --------  --------  --------  --------
                                                         --------  --------  --------  --------  --------
Allowance at beginning of year                           $  5,140  $  4,705  $  4,161  $  2,879  $  2,600
Charge-offs:
    Commercial and industrial                               1,248     1,321       839       938     1,248
    Real estate - commercial                                  272       393       375       374       182
    Real estate - construction                                  -        20         -         -         -
    Real estate - residential                                   -       150         *         *         *
    Installment and other loans                               993     1,058     1,367     1,187     1,208
                                                         --------  --------  --------  --------  --------
        Total charge-offs                                   2,513     2,942     2,581     2,499     2,638
                                                         --------  --------  --------  --------  --------
Recoveries:
    Commercial and industrial                                 223       384       147       372       706
    Real estate - commercial                                   83       236       147        50         -
    Real estate - construction                                  -         -         -         -         -
    Real estate - residential                                   -        13         *         *         *
    Installment and other loans                               460       446       408       297       261
                                                         --------  --------  --------  --------  --------
        Total recoveries                                      766     1,079       702       719       967
                                                         --------  --------  --------  --------  --------
Net charge-offs                                             1,747     1,863     1,879     1,780     1,671
Provision for loan losses                                   1,783     2,298     2,423     3,062     1,950
                                                         --------  --------  --------  --------  --------
Allowance at end of period                               $  5,176  $  5,140  $  4,705  $  4,161  $  2,879
                                                         --------  --------  --------  --------  --------
                                                         --------  --------  --------  --------  --------
Net charge-offs to average loans                             0.60%     0.67%     0.73%     0.80%     0.85%
Allowance at year end to average loans                       1.78%     1.84%     1.83%     1.88%     1.46%

* Charge-offs and recoveries of real estate - residential loans are reported above in real estate - commercial for years prior to 1994.

The provision for loan losses is based upon management's estimate of anticipated loan losses and its evaluation of the adequacy of the allowance for loan losses. Factors which influence management's judgement in estimating loan losses are the composition of the portfolio, past loss experience, loan delinquencies, nonperforming loans, and other factors that, in management's judgment, deserve evaluation in estimating loan losses.

The following table shows the Corporation's allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                   1995                1994               1993               1992               1991
                            ------------------  -----------------  -----------------  -----------------  -----------------
                                    Loan Type           Loan Type          Loan Type          Loan Type          Loan Type
                                    to Total            to Total           to Total           to Total           to Total
                            Amount   Loans      Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
                            ------  ----------  ------  ---------  ------  ---------  ------  ---------  ------  ---------
Commercial and industrial   $3,441    36.1%     $3,227    39.2%    $3,369    37.6%    $2,874    42.0%    $1,404    46.5%
Real estate - commercial       152    22.3         199    25.1        213    19.1         26    13.5         38     6.6
Real estate - construction     193    13.3         193     8.5         70    12.6         32     9.3         23       -
Real estate - residential      135    10.4          55     6.8          -     4.1          -     3.2          -    11.0
Installment and other loans    594    17.9         865    20.4        966    26.6        923    32.0      1,242    35.9
Unallocated                    661                 601                 87                306                172
                            ------   -----      ------   -----     ------   -----     ------   -----     ------   -----
Total                       $5,176   100.0%     $5,140   100.0%    $4,705   100.0%    $4,161   100.0%    $2,879   100.0%
                            ------   -----      ------   -----     ------   -----     ------   -----     ------   -----
                            ------   -----      ------   -----     ------   -----     ------   -----     ------   -----


Notes: Allocations of the allowance for loan losses for real estate - residential loans are reported above in real estate - commercial for years prior to 1994. Loan type to total loans in 1991 includes Real estate - construction loans in commercial and industrial loans. Real estate - residential was previously called real estate - mortgage, and included commercial mortgages.

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 1995:

                 TIME DEPOSITS OF $100,000 OR MORE

             3 months or less                  $24,089
             Over 3 months through 6 months     10,874
             Over 6 months through 12 months    12,367
             Over 12 months                     15,298
                                               -------
                                               $62,628
                                               -------
                                               -------

The following table reflects categories of short-term borrowings having average balances during the year greater than 30% of stockholders' equity of the Company at the end of the year. During each year reported, securities sold under repurchase agreements are the only category meeting this criteria. Information presented is as of or for the year ended December 31, for the years indicated:

                           SHORT-TERM BORROWINGS

                                                    1995       1994        1993
                                                  -------    -------     -------
Balance at end of year                            $22,626    $29,725     $26,608
Weighted average interest rate                       5.26%      4.97%       2.68%
Maximum amount outstanding during the year        $48,546     $29,860    $28,887
Average amount outstanding during the year        $31,198     $27,103    $23,360
Weighted average interest rate during the year       5.33%       3.59%      3.18%

The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

                                 SELECTED RATIOS

                                                                  1995      1994      1993
                                                                 ------    ------    -------
Return on average total assets:
  Before cumulative effect of a change in accounting method       1.19%     1.15%     1.05%
  After cumulative effect of a change in accounting method        1.19%     1.15%     1.12%
Return on equity:
  Before cumulative effect of a change in accounting method      12.83%    12.39%    13.50%
  After cumulative effect of a change in accounting method       12.83%    12.39%    14.42%
Average equity to average assets                                  9.26%     9.27%     7.76%
Tier 1 capital to risk-adjusted assets                           14.54%    13.92%    13.11%
Total capital to risk adjusted assets                            15.79%    15.18%    14.36%
Tier 1 leverage ratio                                            10.31%     9.91%    10.05%
Dividend payout ratio                                            19.91%    17.40%    15.27%

Note: Unrealized gains (losses) on securities available for sale are included in the average balances used to calculate these ratios.

ITEM 2.   PROPERTIES

     The principal offices of both the Corporation and the Bank are located in the Bank's main office building located at 34 South Broadway, Aurora, Illinois. The Bank's main office is owned by the Bank and consists of a four-story building built in 1872. It is constructed of brick exterior walls and in the early 1970's a granite, limestone and metal exterior was added to the south and west sides. The west side facade was extended to include three additional buildings north of the Bank building. The entire office complex currently comprises approximately 60,500 square feet. The Bank also owns three adjacent parking lots which can accommodate approximately 210 cars.

     Management is currently studying alternatives regarding the future of the Bank's main office building. The building is in need of renovation to improve work flow and effectively serve customers. As part of this process, some departments of the Bank may be relocated to other Corporation-owned facilities or to an as yet unidentified location. Additional investment in the Corporation's properties is anticipated, but specific plans, including costs and timing, have not yet been determined.

     The Bank's downtown drive-up facility is located at 205 East Downer Place in Aurora and comprises approximately 9,950 square feet. The one-story building is owned by the Bank and has eight drive-up windows. The basement of this facility houses the Bank's data processing department.

     The Bank's Fox Valley Villages branch is a full-service facility located at Long Grove Drive and Route 34 in Aurora. The one-story building is owned by the Bank and comprises approximately 3,400 square feet. The branch has three drive-up lanes and four teller stations. The basement of this building contains a safe deposit vault and is also being used for storage, a conference room and rental space.

     The Bank's Douglas Square branch is a full-service facility located at 1 Merchants Plaza in Oswego, Illinois. The 16,300 square foot building is owned by the Bank and was built in 1989. The three-story brick building has six drive-in lanes and six teller stations. The Bank uses approximately 11,000 square feet of the total building, rents approximately 5,400 square feet to tenants. The basement of this building is being used as a training room, and employee lounge and for storage. There is a parking lot which can accommodate a total of approximately 85 cars.

     The Bank's West Plaza branch is a full-service facility with six drive-up lanes located at 1851 West Galena Boulevard in Aurora. The two-story, 28,100 square foot building is owned by the Bank and was constructed in 1962. During 1994, the Bank completed remodeling the entire first and second floors of this building to provide space for the Bank's trust department and mortgage division. The Bank also rents 5,000 square feet of space available at this location. There are two parking lots which can accommodate 90 cars.

     The Bank also has a branch located in the Cub Foods store in Aurora at 55 Constitution Drive. The Bank entered into a Facility License and Construction Agreement with International Banking Technologies, Inc. in June, 1992, under which the Bank is permitted to operate a bank branch in the Cub Foods store for a term of 20 years, ending January 25, 2013.

     The Bank's Randall Square branch is a full service facility with 4 drive-up lanes located at 1771 Merchants Drive in Geneva, Illinois. he one-story, 6,200 square foot building is owned by the Bank and construction was completed in the first quarter of 1996.

     The Bank has a loan production office located at 3 North Smith Street in Aurora. The Bank leases approximately 1,200 square feet under a three year lease entered into in September, 1994, which may be extended for an additional three years at the option of the Bank.

     The Bank has a loan production office located in Yorkville, Illinois, at 520 Countryside Center. The Bank leases approximately 1,100 square feet under a three year lease entered into in June, 1994, which may be extended for an additional three years at the option of the Bank.

ITEM 3.   LEGAL PROCEEDINGS

     The Bank has certain collection suits in the ordinary course of business against its debtors and is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Corporation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS

     The Corporation incorporates by reference the information contained on page 40 of the 1995 Annual Report (attached hereto as Exhibit 13) under the caption "Market for the Registrant's Common Stock and Related Security Holder Matters." As of March 1, 1996, there were 777 holders of record of the Corporation's common stock.

     The Corporation also incorporates by reference the information contained on page 25 of the 1995 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note 14 - Stockholder Rights Plan."

     The Corporation also incorporates by reference the information contained on page 24 of the 1995 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note 13 - Capital Matters."

ITEM 6.   SELECTED FINANCIAL DATA

     The Corporation incorporates by reference the information contained on page 8 of the 1995 Annual Report (attached hereto as Exhibit 13) under the caption "Merchants Bancorp, Inc. and Subsidiary Financial Highlights."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Corporation incorporates by reference the information contained on pages 29 - 39 of the 1995 Annual Report (attached hereto as Exhibit 13) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation incorporates by reference the following financial statements and related notes from the 1995 Annual Report (attached hereto as Exhibit 13):

                                                                  ANNUAL REPORT
                                                                    PAGE NO.
     Consolidated Balance Sheets                                       9
     Consolidated Statements of Income                                 10
     Consolidated Statements of Cash Flows                             11
     Consolidated Statements of Changes in Stockholders' Equity        12
     Notes to Consolidated Financial Statements                        13-27
     Independent Auditors' Report                                      28


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Corporation incorporates by reference the information contained on pages 1,2 and 3 of the Proxy Statement for the 1996 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Election of Directors."

EXECUTIVE OFFICERS OF THE REGISTRANT AND SUBSIDIARY


NAME, AGE AND YEAR               POSITIONS WITH REGISTRANT AND
BECAME EXECUTIVE OFFICER         BUSINESS EXPERIENCE DURING
OF THE REGISTRANT                PAST FIVE YEARS
- -------------------------        -------------------------------

Calvin R. Myers                  Chairman of the Board, President and Chief Executive Officer
Age 53       1982                (1987-present), Director of the Corporation (1986-present); Chairman of the Board and CEO (1987-1991), Director of First American
                                 Bank (1985-1991); Chairman of the Board and CEO (1987-present), President
                                 (1989-present), Director of the Bank (1986-present).

Frank K. Voris                   Vice President of the Corporation (1993-present); Executive Vice President
Age 56       1985                and Chief Operating Officer (1990-present), Senior Vice President (1985-1987),
                                 Director of the Bank (1990-present); President of First
                                 American Bank (1987-1991).

Randal A. Wright                 Executive Vice President, Commercial Banking Division (1993-present); Senior
Age 44       1989                Vice President and Director of Commercial Banking of the Bank (1989-1993);
                                 President and CEO of First National Bank of Oelwein, Iowa (1985-1989).

Terence L. Kothe                 Executive Vice President, Trust and Financial Services (1992-present) of the Bank;
Age 52       1992                Vice President, Senior Trust and Investment Officer
                                 (1973-1992) of Old Second National Bank of Aurora.

J. Douglas Cheatham              Vice President and Chief Financial Officer of the Corporation (1993-present);
Age 39       1990                Vice President and Financial Officer (1990-present), Financial Officer (1988-1990),
                                 Analyst of the Bank (1987-1988).

Gerald M. Lanigan                Senior Vice President and Trust Officer of the Bank (1985-present).
Age 46       1984

Scott B. Everhart                Senior Vice President of Operations (1990-present), Director of Operations
Age 44       1988                (1988-present), Management Analysis Director of the Bank (1986-1988).



     There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.


ITEM 11.   EXECUTIVE COMPENSATION

     The Corporation incorporates by reference the information contained on page 3 of the Proxy Statement for the 1996 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Compensation of Directors," and on pages 5 - 10 under the caption "Executive Compensation." The sections in the Proxy Statement marked "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this Form 10-K.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Corporation incorporates by reference the information contained on pages 3 - 5 of the Proxy Statement for the 1996 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Corporation incorporates by reference the information contained on page 11 of the Proxy Statement for the 1996 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Transactions with Management."

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements and related notes are incorporated by reference from the 1995 Annual Report (attached hereto as Exhibit 13).

                                                       ANNUAL REPORT
                                                         PAGE NO.
     Consolidated Balance Sheets                             9
     Consolidated Statements of Income                       10
     Consolidated Statements of Cash Flows                   11
     Consolidated Statements of Changes in
      Stockholders' Equity                                   12
     Notes to Consolidated Financial Statements              13-27
     Independent Auditors' Report                            28


     (a)(2)  FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules as required by Item 8 and Item 14 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

     (a)(3) EXHIBITS

     The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

   ITEM 601
 TABLE II. NO.
 -------------
   (3)(a) Its Restated Certificate of Incorporation (filed as an exhibit to the Corporation's Registration Statement on Form S-14, No.2-96562, which was filed with the Securities and Exchange
            Commission on March 21, 1985; a Certificate of Amendment to the Certificate of Incorporation as filed as an exhibit to the Corporation's Form
            8-A, which was filed with the Securities and Exchange Commission on April 30, 1986 and a Certificate of Amendment to the Certificate of Incorporation as filed as Exhibit 3(b) of the Corporation's 10-K for the fiscal year ended December 31, 1987, a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed as Exhibit A to Exhibit 1 to the Corporation's Form 10-K, which was filed with the Securities and Exchange Commission on January 12, 1989, and a
            Certificate of Designation, Preferences and
            Rights of Series A Junior Participating
            Preferred Stock filed as Exhibit 4.4 to the Corporation's Amendment 1 to Form S-2, No. 33-68684, which was filed with the Securities and Exchange Commission on October 8, 1993, all of which are incorporated herein by reference)


  (3)(b)    By-laws of Merchants Bancorp, Inc. (filed as
            Exhibit 3(c) of the Corporation's 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference)

  (4)(a) Article Fourth of its Restated Certificate of Incorporation (filed as Exhibit 3(a) to its Registration Statement on Form S-14, No. 2-96562, which was filed with the Securities and Exchange Commission on March 21, 1985, and incorporated herein by reference)

  (4)(b)    Article II and Article VII, Section 1, of its
            By-laws, as amended February 17, 1987 (filed as
            Exhibit 3(c) of the Corporation's 10-K for the year ended December 31, 1987, and incorporated herein by reference)

  (4)(c) Rights Agreement dated January 4, 1989, between the Corporation and The Merchants National Bank of Aurora (filed as Exhibit 1 on the Corporation's Form 8-K as filed with the Securities and Exchange Commission on January
            12, 1989, and incorporated herein by reference)

 (10)(a)    Rights Agreement dated January 4, 1989 between
            the Corporation and   The Merchants Bank of
            Aurora (filed as Exhibit 1 to the Corporation's
            Form 8-K as filed with the Securities and Exchange Commission on January 12, 1989, and incorporated herein by reference)

 (10)(b)    Agreement for Facility License and Construction
            Agreement dated June 18, 1992, between
            International Banking Technologies, Inc., a
            Georgia corporation, and The Merchants National
            Bank of Aurora (filed as Exhibit 10(g) of the
            Corporation's Form 10-K for the year ended
            December 31, 1992, and incorporated herein by reference)

 (10)(c) Employment Agreement dated August 30, 1993, between the Corporation and Calvin R. Myers
            (filed as Exhibit 10.8 to its Registration
            Statement on Form S-2, No. 33-68684, which was filed with the Securities and Exchange
            Commission on October 8, 1993, and incorporated herein by reference)

   (13)     The Corporation's 1995 Annual Report to Stockholders

   (22)     A list of all subsidiaries of the Corporation

   (23)     Consent of Crowe, Chizek & Company LLP

   (27)     Financial Data Schedule

  (99) The Corporation's Proxy Statement for the annual meeting of stockholders to be held April 16, 1996. The sections marked "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this 10-K.


(b) REPORTS ON FORM 8-K

                 None

                                     SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MERCHANTS BANCORP, INC.


                               BY:  /s/Calvin R. Myers
                                    ---------------------------------------
                                    Calvin R. Myers, Chairman of the Board,
                                    President and Chief Executive Officer


                               BY:  /s/J. Douglas Cheatham
                                    -----------------------------------------
                                    J. Douglas Cheatham,
                                    Vice President and Chief Financial Officer


DATE:  March 29, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                TITLE                              DATE
          ---------                -----                              -----

/s/ Calvin R. Myers      Chairman of the Board; Director;           March 29, 1995
- -----------------------  President and Chief Executive Officer
Calvin R. Myers


/s/ C. Tell Coffey         Director                                   March 29, 1995
- ------------------------
C. Tell Coffey


/s/ William C. Glenn       Director                                   March 29, 1995
- ------------------------
William C. Glenn


/s/ John M. Lies           Director                                   March 29, 1995
- ------------------------
John M. Lies


/s/ James D. Pearson       Director                                   March 29, 1995
- ------------------------
James D. Pearson


/s/ Frank A. Sarnecki      Director                                   March 29, 1995
- ------------------------
Frank A. Sarnecki


/s/ John J. Swalec         Director                                   March 29, 1995
- ------------------------
John J. Swalec




          SIGNATURE                TITLE                              DATE
          ---------                -----                              ----



/s/ Norman L. Titiner      Director                                     March 29, 1995
- ------------------------
Norman L. Titiner


/s/ William S. Wake        Director                                     March 29, 1995
- ------------------------
William S. Wake


/s/ J. Douglas Cheatham    Vice President and Chief Financial           March 29, 1995
- ------------------------     Officer
J. Douglas Cheatham



EXHIBIT                                                        SEQUENTIAL
  NO.                          DESCRIPTION OF EXHIBITS           PAGE NO.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  (3)(a)    Its Restated Certificate of Incorporation (filed as            --
            an exhibit to the Corporation's Registration
            Statement on Form S-14, No.2-96562, which was filed
            with the Securities and Exchange Commission on March
            21, 1985; a Certificate of Amendment to the
            Certificate of Incorporation as filed as an exhibit
            to the Corporation's Form 8-A, which was filed with
            the Securities and Exchange Commission on April 30,
            1986 and a Certificate of Amendment to the
            Certificate of Incorporation as filed as Exhibit 3(b)
            of the Corporation's 10-K for the fiscal year ended
            December 31, 1987, a Certificate of Designation,
            Preferences and Rights of Series A Junior
            Participating Preferred Stock filed as Exhibit A to
            Exhibit 1 to the Corporation's Form 10-K, which was
            filed with the Securities and Exchange Commission on
            January 12, 1989, and a Certificate of Designation,
            Preferences and Rights of Series A Junior
            Participating Preferred Stock filed as Exhibit 4.4 to
            the Corporation's Amendment 1 to Form S-2, No. 33-68684,
            which was filed with the Securities and
            Exchange Commission on October 8, 1993, all of which
            are incorporated herein by reference)
- -------------------------------------------------------------------------------

  (3)(b)    By-laws of Merchants Bancorp, Inc. (filed as Exhibit           --
            3(c) of the Corporation's 10-K for the fiscal year
            ended December 31, 1987, and incorporated herein by
            reference)
- -------------------------------------------------------------------------------


  (4)(a)    Article Fourth of its Restated Certificate of                  --
            Incorporation (filed as Exhibit 3(a) to its
            Registration Statement on Form S-14, No. 2-96562,
            which was filed with the Securities and Exchange
            Commission on March 21, 1985, and incorporated herein
            by reference)
- -------------------------------------------------------------------------------

  (4)(b)    Article II and Article VII, Section 1, of its                  --
            By-laws, as amended February 17, 1987 (filed as
            Exhibit 3(c) of the Corporation's 10-K for the year
            ended December 31, 1987, and incorporated herein by
            reference)
- -------------------------------------------------------------------------------

  (4)(c)    The Rights Agreement dated January 4, 1989, between            --
            the Corporation and The Merchants National Bank of
            Aurora (filed as Exhibit 1 on the Corporation's Form
            8-K as filed with the Securities and Exchange
            Commission on January 12, 1989, and incorporated
            herein by reference)
- -------------------------------------------------------------------------------

  (10)(a)   Rights Agreement dated January 4, 1989 between the             --
            Corporation and The Merchants Bank of Aurora (filed
            as Exhibit 1 to the Corporation's Form 8-K as filed
            with the Securities and Exchange Commission on
            January 12, 1989, and incorporated herein by
            reference)
- -------------------------------------------------------------------------------

  (10)(b)   Agreement for Facility License and Construction                --
            Agreement dated June 18, 1992, between International
            Banking Technologies, Inc., a Georgia corporation,
            and The Merchants National Bank of Aurora (filed as
            Exhibit 10(g) of the Corporation's Form 10-K for the
            year ended December 31, 1992, and incorporated herein
            by reference)
- -------------------------------------------------------------------------------

 (10)(c)    Employment Agreement dated August 30, 1993, between            --
            the Corporation and Calvin R. Myers (filed as Exhibit
            10.8 to its Registration Statement on Form S-2, No.
            33-68684, which was filed with the Securities and
            Exchange Commission on October 8, 1993, and
            incorporated herein by reference)
- -------------------------------------------------------------------------------

  (13)      The Corporation's 1995 Annual Report to Stockholders        25 - 68
- -------------------------------------------------------------------------------

  (22)      A list of all subsidiaries of the Corporation                  69
- -------------------------------------------------------------------------------

  (23)      Consent of Crowe, Chizek & Company LLP                         70
- -------------------------------------------------------------------------------

  (27)      Financial Data Schedule                                        --
- -------------------------------------------------------------------------------

  (99)      The Corporation's Proxy Statement for the annual            71 - 85
            meeting of stockholders to be held April 18, 1995.
            The sections marked "Board Compensation Committee
            Report on Executive Compensation" and "Stockholder
            Return Performance Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------