Form 10-Q
period 1996-03-31
MERCHANTS BANCORP INC/DE/
filed 1996-05-15
CIK 707817

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996
                                OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
       For transition period from                  to
                                  ----------------    ----------------

                 Commission File Number 0 -14484

                     MERCHANTS BANCORP, INC.
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)


           DELAWARE                                      36-3182868
- - -----------------------------            ---------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

              34 South Broadway, Aurora, Illinois          60507
            ----------------------------------------     ---------
            (Address of principal executive offices)     (Zip Code)

                              (708) 896-9000
          ----------------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 31, 1996, the Registrant had outstanding 2,574,091 shares of common stock, $1.00 par value per share.

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

                  PART I - FINANCIAL INFORMATION

                     MERCHANTS BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  March 31, 1996   December 31, 1995
ASSETS
Cash and due from banks                               $ 35,812          $ 28,166
Federal funds sold                                       5,484                 0
Securities available for sale                          215,646           187,169
Loans held for sale                                      3,019             4,340
Loans                                                  372,891           304,327
Allowance for loan losses                                6,372             5,176
                                                      --------          --------
     Net loans                                         366,519           299,151
Premises and equipment, net                             11,985             9,504
Other real estate owned                                    608               566
Goodwill                                                 7,609                 0
Core deposit intangibles                                 2,755               329
Net assets of acquired subsidiaries, held
  for sale                                               8,189                 0
Accrued interest and other assets                        7,526            10,536
                                                      --------          --------
     Total assets                                     $665,152          $539,761
                                                      --------          --------
                                                      --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                                $ 90,329          $ 76,008
   Interest-bearing                                    472,340           377,763
                                                      --------          --------
     Total deposits                                    562,669           453,771

Federal funds purchased and securities
   sold under repurchase agreements                     26,976            22,726
Notes payable                                           14,000             3,000
Accrued interest and other liabilities                   7,728             6,170
                                                      --------          --------
     Total liabilities                                 611,373           485,667


STOCKHOLDERS' EQUITY

Preferred stock, $1 par value;
   Authorized 500,000 shares; none issued                   --                --
Common stock, $1 par value authorized
   6,000,000 shares; issued 2,606,690                    2,607             2,607
Surplus                                                 18,369            18,344
Retained earnings                                       33,054            31,877
Unrealized net gain (loss) on securities
   available for sale                                      (73)            1,450
Treasury stock, at cost, 32,599 shares in
   1996 and 33,687 shares in 1995                         (178)             (184)
                                                      --------          --------
     Total stockholders' equity                         53,779            54,094
                                                      --------          --------
     Total liabilities and
        stockholders' equity                          $665,152          $539,761
                                                      --------          --------
                                                      --------          --------


See accompanying notes to consolidated financial statements.

                     MERCHANTS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                (IN THOUSANDS, EXCEPT SHARE DATA)



                                                      1996           1995
INTEREST INCOME
Interest and fees on loans                           $ 8,833        $ 6,702
Interest on securities:
     Taxable                                           2,413          1,875
     Tax-exempt                                          705            688
Interest on federal funds sold                           112              4
                                                     -------        -------
     Total interest income                            12,063          9,269
                                                     -------        -------
INTEREST EXPENSE
Interest on deposits                                   5,487          3,507
Interest on federal funds purchased and
   securities sold under repurchase agreements           339            524
Interest on note payable                                 170             12
                                                     -------        -------
     Total interest expense                            5,996          4,043
                                                     -------        -------
     Net interest income                               6,067          5,226
Provision for loan losses                                483            405
                                                     -------        -------
     Net interest income after provision for
         loan losses                                   5,584          4,821
                                                     -------        -------
OTHER INCOME
Trust income                                             508            496
Mortgage banking income                                  516            170
Service charges and fees                                 892            603
Securities gains, net                                     20              5
Other income                                             254            184
                                                     -------        -------
     Total other income                                2,190          1,458
                                                     -------        -------
OTHER EXPENSE
Salaries and employee benefits                         2,944          2,352
Occupancy expense, net                                   371            251
Furniture and equipment expense                          379            308
Amortization of intangible assets                        197             25
FDIC deposit assessment                                    0            228
Other expense                                          1,665          1,174
                                                     -------        -------
     Total other expense                               5,556          4,338
                                                     -------        -------
Income before income taxes                             2,218          1,941
Provision for income taxes                               681            544
                                                     -------        -------
    Net income                                       $ 1,537        $ 1,397
                                                     -------        -------
                                                     -------        -------
Earnings per share                                     $0.60          $0.54
Cash dividends declared per share                      $0.14          $0.12
Weighted average shares outstanding                2,573,282      2,568,313
Ending shares outstanding                          2,574,091      2,568,788


See accompanying notes to consolidated financial statements.

                     MERCHANTS BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                      (DOLLARS IN THOUSANDS)



                                                      1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  1,537       $ 1,397
Adjustments to reconcile net income to
   cash from operating activities:
      Depreciation and amortization                     356           301
      Provision for loan losses                         483           405
      Origination of mortgage loans held
         for sale                                   (11,430)       (3,277)
      Proceeds from sales of mortgage
         loans held for sale                         12,752         3,547
      Net gain on sales of loans                       (101)           (1)
      Provision for deferred taxes                      259            23
      Increase (decrease) in net income
         taxes payable                                  581            45
      Decrease (increase) in accrued
         interest and other assets                    4,405          (261)
      Decrease in accrued interest and
         other liabilities                             (265)       (1,579)
      Discount accretion on securities                  (73)          (39)
      Premium amortization on securities                248           248
      Other, net                                        109           (85)
                                                   --------       -------
   Net cash from operating activities                 8,861           724
                                                   --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available
   for sale                                          18,789         2,633
Proceeds from sales of securities
   available for sale                                 2,520         5,313
Purchases of securities available for sale          (29,122)       (8,066)
Purchases of securities held to maturity                  0          (914)
Net principal disbursed or repaid on loans            5,209        (2,869)
Proceeds from sales of other real estate                179            95
Purchase of subsidiaries, net of cash and
   cash equivalents acquired                         (5,134)            0
Purchase of subsidiaries, net assets held
   for sale                                          (8,189)            0
Property and equipment expenditures                  (1,299)         (273)
                                                   --------       -------
   Net cash from investing activities               (17,047)       (4,081)
                                                   --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                  11,009        (4,025)
Net increase in short-term borrowings                 3,117         6,043
Repayment of notes payable                           (6,550)            0
Proceeds from notes payable                          14,000             0
Dividends paid                                         (360)         (308)
                                                   --------       -------
   Net cash from financing activities                21,216         1,710
                                                   --------       -------
   Net change in cash and cash equivalents           13,030        (1,647)
   Cash and cash equivalents at beginning
      of period                                      28,166        28,922
                                                   --------       -------
   Cash and cash equivalents at end of
      period                                       $ 41,196       $27,275
                                                   --------       -------
                                                   --------       -------
Supplemental disclosures:
   Income taxes paid                               $    100       $   499
   Interest paid                                      5,958         3,948
   Noncash transfer of loans to other real
      estate                                             94             0


See accompanying notes to consolidated financial statements.

                     MERCHANTS BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLE AMOUNTS IN THOUSANDS)


NOTE 1:  BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended March 31, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

On January 3, 1996, the Company consummated the acquisition of Valley Banc Services Corp. ("Valley") for cash in the amount of $20.5 million. The Company borrowed $14 million to finance this transaction, which was accounted for using the purchase method. Goodwill resulting from this transaction is being amortized on a straight-line basis over a twenty year period, and core deposit intangibles are being amortized on an accelerated basis over ten years.

These financial statements fully consolidate the Merchants Bancorp, Inc., Valley Banc Services Corp., Merchants National Bank, Hinckley State Bank, and Fox Valley Bank. Two of Valley's subsidiary banks, Anchor Bank and the State Bank of Osco, are held for sale. As such, the subsidiaries held for sale are not fully consolidated, but are reflected as net assets held for sale in these financial statements.

NOTE 2: SECURITIES

Amortized costs, gross of unrealized gains and losses, and fair values of securities are summarized as follows:

                                                           March 31, 1996
                                     ------------------------------------------------------------
                                                         Gross           Gross
                                     Amortized         Unrealized       Unrealized         Fair
                                       Cost              Gains            Losses          Value
                                     ---------         ----------       ----------      ---------
Securities available for sale:
   U.S. Treasury                     $  26,885           $    35         $   (191)       $ 26,729
   U.S. Government agencies             68,749               306             (526)         68,529
   U.S. Government agency
     mortgage backed securities         54,079               395             (436)         54,038
   States and political
     subdivisions                       53,846             1,613             (876)         54,583
   Collateralized mortgage
     obligations                         9,357                 0             (216)          9,141
   Other securities                      2,841                11             (226)          2,626
                                      --------            ------          -------        --------
                                      $215,757            $2,360          $(2,471)       $215,646
                                      --------            ------          -------        --------
                                      --------            ------          -------        --------
                                                                December 31, 1995
                                     ------------------------------------------------------------
                                                         Gross           Gross
                                     Amortized         Unrealized       Unrealized         Fair
                                       Cost              Gains            Losses          Value
                                     ---------         ----------       ----------      ---------
Securities available for sale:
   U.S. Treasury                      $ 24,968             $  48          $  (156)       $ 24,860
   U.S. Government agencies             53,044               542             (105)         53,481
   U.S. Government agency
     mortgage backed securities         44,804               493             (122)         45,175
   States and political
     subdivisions                       50,239             1,998             (417)         51,820
   Collateralized mortgage
     obligations                        10,044                11              (95)          9,960
   Equity securities                     1,873                 0                0           1,873
                                      --------            ------          -------        --------
                                      $184,972            $3,092          $  (895)       $187,169
                                      --------            ------          -------        --------
                                      --------            ------          -------        --------

                     MERCHANTS BANCORP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3:  LOANS


Major classifications of loans are as follows:

                                                        March 31,       December 31,
                                                          1996              1995
                                                        ---------       ------------

     Commercial and industrial                          $127,285           $109,872
     Real estate - commercial                             82,549             67,739
     Real estate - construction                           45,856             40,510
     Real estate - residential                            54,241             31,673
     Installment                                          59,096             50,489
     Credit card receivables                               5,360              5,644
     Other loans                                             854                455
                                                        --------           --------
                                                         375,241            306,382
     Unearned discount                                    (1,861)            (1,743)
     Deferred loan fees                                     (489)              (312)
                                                        --------           --------
          Total loans                                   $372,891           $304,327
                                                        --------           --------
                                                        --------           --------

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

                                                    1996              1995
                                                 ---------          --------
     Balance, January 1                            $5,176            $5,140
     Balances of acquired subsidiaries
       as of January 3                                798                 0
     Provision charged to operations                  483               405
     Loans charged-off                               (444)             (205)
     Recoveries                                       359               174
                                                   ------            ------
          Balance, end of period                   $6,372            $5,514
                                                   ------            ------
                                                   ------            ------

NOTE 5:  EMPLOYEE BENEFIT PLANS

The Company maintains a non-contributory, trusteed pension plan which covers substantially all full time employees of Merchants National Bank who have completed age and service requirements. No provision for periodic expense was made during the first quarter of 1996, or 1995. The Company also maintains a contributory thrift plan. The Company contributed $74,000 and $73,000 in the three month periods ended March 31, 1996 and 1995, respectively. The Company recognizes this expense in the same period in which the contribution is made.

NOTE 6:   NOTES PAYABLE

Notes payable consists of two notes of $7 million each, the proceeds of which were used to finance the acquisition of Valley Banc Services, Corp. on January 3, 1996. One note bears a fixed interest rate of 7.03%, and requires no principal reductions for the first two years, followed by quarterly principal reductions over the following five years. The other note bears interest at a variable rate which is tied to either the prevailing Federal funds rate or LIBOR, at the quarterly election of the Company.

NOTE 7:   PRO FORMA FINANCIAL INFORMATION

The following table presents consolidated financial information, as of March 31, of each year presented, as if the acquisition of Valley had occurred on January 1, 1995, in thousands.

                                                    1996              1995
                                                 ---------          --------
Net interest income                                $6,067            $6,144
Net income                                          1,537             1,294
Net income per share                                $0.60             $0.50

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter of 1996 was $1,537,000, or 60 cents per share, a 10% increase compared to $1,397,000, or 54 cents per share earned in the first quarter of 1995. Although the acquisition of Valley Banc Services Corp. ("Valley") on January 3, 1996, has caused many statement categories to increase, amortization of purchase intangibles and the cost of debt incurred to consummate the transaction offset these increases to a large degree in the first quarter of 1996. The increase in net income can therefore be attributed primarily to the operation of Merchants National Bank.

NET INTEREST INCOME

Net interest income was $5.6 million and $4.8 million during the three months ended March 31, 1996, and 1995, respectively, an increase of 16%. The Company's net interest margin (tax equivalent net interest income as a percent of earning assets) was 4.36% for the three months ended March 31, 1996, and 4.94% a year earlier. Average earning assets were $597 million during the first three months of 1996, compared to $461 million during the first three months of 1995.

Net interest income increased because of the increase in earning assets, which was enhanced by the acquisition of Valley on January 3, 1996. Although Valley added $99 million in earning assets as of March 31, 1996, the decline in net interest margin is also partly the result of the acquisition. In addition to the lower margin at Valley, changes in market interest rates have contributed to the decline in the net interest margin

OTHER INCOME

Noninterest income excluding securities gains was $2,170,000 for the three months ended March 31, 1996 and $1,453,000 for the same period in 1995, an increase of $717,000, or 49%. Merchants Bank is currently the only subsidiary operating trust and mortgage banking departments. Trust income increased $12,000 (2.4%) for the quarter. Mortgage banking department fee income of $516,000 for the first three months of 1996 reflected an increase of $346,000 (203%) from the same period in 1995. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and it is sensitive to interest rate levels and expectations. The local market for residential real estate was significantly stronger in the first quarter of 1996, than a year earlier. Most fixed rate mortgages are sold and the servicing is retained. The servicing portfolio provides a source of income which is generally more stable than origination fees. The portfolio of loans serviced for others totaled $239 million as of March 31, 1996, compared to $151 million a year earlier.

Effective January 1, 1996, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights." Pursuant to SFAS 122, for loans sold, the loan cost is allocated to the servicing rights retained and to the loan that is sold, based on their relative fair values. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and are evaluated for impairment based on their fair value. The impact of this pronouncement was an increase in mortgage banking income of $140,000 in the first quarter of 1996.

Sales of securities available for sale resulted in gains of $20,000 in the first quarter of 1996, and $5,000 a year earlier. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Salary and benefit expenses increased from $2,352,000 during the three months ended March 31, 1995, to $2,944,000 for the same period in 1996, an increase of $592,000 (25%), primarily as a result of the acquisition. The full-time equivalent number of employees was 262 as of March 31, 1995, and 330 as of March 31, 1996. The newly acquired Valley subsidiary banks accounted for 48 full-time equivalent employees as of March 31, 1996.

Occupancy expenses were $120,000 higher during the first quarter of 1996, compared to the same period in 1995, $89,000 of which was a result of the acquisition. During the first three months of 1996, furniture and equipment expenses increased $71,000 (23%), $46,000 of which was a result of the acquisition.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The FDIC Bank Insurance Fund ("BIF") reached its congressionally mandated level during the second quarter of 1995. As a result, well capitalized institutions in the supervisory group representing the least risk do not pay an FDIC deposit assessment. The Company's assessment was $228,000 in the first quarter of 1995, and no assessment was incurred in the first quarter of 1996.

Other expenses were $1,665,000, or $491,000 (42%) higher in the first quarter of 1996, than in the first quarter of 1995. The acquired Valley banks accounted for $268,000 of this total. Other factors contributing to the increase in expenses were amortization of mortgage servicing, ATM costs, and increases in general operating costs.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $68.5 million (23%) to $372.8 million as of March 31, 1996, from $304.3 million as of December 31, 1995. Total loans of the newly acquired banks were $73.6 million as of March 31, 1996. Residential real estate loans increased more than any other category, growing to $54.2 million as of March 31, 1996, from $31.7 million as of December 31, 1995, an increase of $22.5 million (71%). Commercial loans increased $17.3 million (16%), from $109.9 million as of December 31, 1995, to $127.2 million as of March 31, 1996. Commercial real estate loans increased $14.8 million (22%) and installment loans increased $8.6 million (17%) during the first quarter of 1996. In addition to the acquisition, the increases in real estate related categories reflects the continued strength of the local economy in general, and the real estate market in particular.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $4.3 million as of December 31, 1995, and $5.5 million as of March 31, 1996. The carrying value of these loans approximated the market value at that time.

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

The Company's provision for loan losses was $483,000 for the first three months of 1996, compared to $405,000 a year earlier. Net charge-offs for the three months ended March 31, were $85,000 and $31,000 in 1996 and 1995, respectively. The allowance for loan losses as a percentage of total loans was 1.71% as of March 31, 1996 and 1.70% as of December 31, 1995. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $2,212,000 as of March 31, 1996, from $1,135,000 as of December 31, 1995. Loans past due ninety days or more and still accruing were $69,000 as of March 31, 1996, and there were no such loans as of December 31, 1995. Renegotiated loans declined $71,000 to $1,064 million as of March 31, 1996. The renegotiated loans were primarily loans to a single borrower which were renegotiated during 1995, and are fully collateralized.

Other real estate owned increased from $566,000 as of December 31, 1995, to $608,000 as of March 31, 1996, as a result of the acquisition. Property acquired from a single borrower in the first quarter of 1995 comprised most of the balance as of each date. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of March 31, 1996, net unrealized losses of $111,000, reduced by deferred income taxes

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED

of $38,000, resulted in a decrease in equity capital of approximately $73,000. As of December 31, 1995, net unrealized gains of $2,197,000, net of deferred income taxes of $747,000 million, resulted in an increase in equity capital of $1,450 million.

The fair value of securities available for sale grew $28.5 million (15%) during the first three months of 1996, to $215.7 million as of March 31, 1996, from $187.2 million as of December 31, 1995. The fair value of securities at the acquired subsidiaries was $21.8 million as of March 31, 1996. U.S. government agency securities grew from $53.5 million as of December 31, 1995, to $68.5 million as of March 31, 1996, an increase of $15 million (28%). U.S. government agency mortgage backed securities grew $8.9 million (20%), from $45.2 million as of December 31, 1995, to $54.1 million as of March 31, 1996.

DEPOSITS AND BORROWED FUNDS

Total deposits of $562.7 million as of March 31, 1996, represented an increase of $108.9 million (24%) from $453.8 million as of December 31, 1995. Deposits of the Valley subsidiaries were $99.5 million as of March 31, 1996. Noninterest-bearing deposits were $90.3 million as of March 31, 1996, an increase of $14.3 million (19%) from $76.0 million as of December 31, 1995. At the same time, interest-bearing deposits increased $94.6 million (25%), including $17.6 million in certificates of deposit of $100,000 or more, and $41.7 million in certificates of deposit under $100,000. Most of the increases in all deposit categories were the result of the first quarter 1996, acquisition.

The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities, and some other organizations, must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement or create an expense related to FDIC insurance on deposits. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. As of March 31, 1996, repurchase agreements were $27 million, compared to $23 million as of December 31, 1995.

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


                               CAPITAL RATIOS
                          (Dollars in thousands)



                                         March 31, 1996        December 31, 1995
                                    ----------------------    --------------------
                                      Amount       Ratio        Amount      Ratio
                                    ----------  ----------    ----------  --------
Risk-Based Capital Ratios:(1)
   Tier 1 capital                    $ 44,626     10.05%       $ 53,765    14.54%
   Tier 1 capital minimum
     requirement                       17,760      4.00%         14,794     4.00%
                                     --------     -----        --------    -----
   Excess                            $ 26,866      6.05%       $ 38,971    10.54%
                                     --------     -----        --------    -----
                                     --------     -----        --------    -----

   Total capital                     $ 50,314     11.33%       $ 58,399    15.79%
   Total capital minimum
     requirement                       35,519      8.00%         29,588     8.00%
                                     --------     -----        --------    -----
   Excess                            $ 14,795      3.33%       $ 28,811     7.79%
                                     --------     -----        --------    -----
                                     --------     -----        --------    -----
   Total risk adjusted
     assets                          $443,993                  $369,850
                                     --------                  --------
                                     --------                  --------

Leverage Capital Ratio:(2)(3)
   Tier 1 capital                    $ 44,626      6.90%       $ 53,765    10.31%
   Minimum requirement                 32,360      5.00%         23,762     5.00%
                                     --------     -----        --------    -----
   Excess                            $ 12,266      1.90%       $ 30,003     5.31%
                                     --------     -----        --------    -----
                                     --------     -----        --------    -----
   Average adjusted assets           $647,205                  $521,435
                                     --------                  --------
                                     --------                  --------

- - -----------------

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

The capital ratios detailed above declined as a result of to factors. First, although the level of stockholders' equity was not directly affected, intangible assets were recorded as part of the required purchase accounting method. Intangible assets are required to be deducted from capital during the calculation of the capital ratios. Second, the level of total assets and risk based assets increased significantly with the acquisition, thus reducing capital in percentage terms. The Company remains well capitalized, according to regulatory standards, in all categories.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net cash outflows from investing activities were $17.0 million in the first three months of 1996, compared to $4.1 million a year earlier. In the first three months of 1996, net principal repaid on loans accounted for a net inflow of $5.2 million, and securities transactions aggregated a net outflow of $7.8 million. In the first three months of 1995, net principal disbursed on loans accounted for a net inflow of $2.9 million, and securities transactions resulted in net outflows of $3.9 million. During the first quarter of 1996, the acquisition of Valley resulted in a net outflow of $5.1 for the subsidiaries to be retained, net of cash and cash equivalents acquired with those subsidiaries, and an outflow of $8.2 million for the net assets of the subsidiaries held for sale.

Cash inflows from financing activities in the first three months of 1996 associated with an increase in deposits were $11.0 million. This compares with a net outflow of $4.0 million for the same period in 1995. Short term borrowings decreased $3.1 million in the first three months of 1996, and $6.0 million in the first three months of 1995.

During the first quarter of 1996, the Company repaid a $3 million note payable with the Federal Home Loan Bank of Chicago, and a $3.5 million note payable assumed with the Valley acquisition. $14 million in proceeds from notes payable were used to finance the Valley acquisition.

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

Mortgage lending activity resulted in operating cash outflows of approximately $11.5 million and inflows of approximately $12.8 million during the first three months of 1996, compared to $3.3 million and $3.5 million, respectively, in 1995. Total cash inflows from operating activities exceeded operating outflows by $8.9 million for the three months ended March 31, 1996. During the first three months of 1995, net cash outflows from operating activities were $724,000. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                             PART II

ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits.

          None

          Reports on Form 8-K.

          (a)  A report was filed on Form 8-K, dated January 3,
               1996, pursuant to Item 2, regarding the
               acquisition of Valley Banc Services Corp.

          (b)  A report was filed on Form 8-K, dated March 18,
               1996, pursuant to Item 7, regarding the January 3,
               1996, acquisition of Valley Banc Services Corp.

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



Date: May 10, 1996