Form 10-Q
period 1996-06-30
MERCHANTS BANCORP INC/DE/
filed 1996-08-12
CIK 707817

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
           or the quarterly period ended June 30, 1996
                                OR
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For transition period from            to
                                     ----------    ----------

                      Commission File Number 0 -14484

                          MERCHANTS BANCORP, INC.
                          -----------------------
          (Exact name of Registrant as specified in its charter)


         DELAWARE                                         36-3182868
         --------                                         ----------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

    34 South Broadway, Aurora, Illinois                      60507
    -----------------------------------                      ----
 (Address of principal executive offices)                 (Zip Code)

                                 (708) 896-9000
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of June 30, 1996, the Registrant had outstanding 2,575,617 shares of common stock, $1.00 par value per share.

                             MERCHANTS BANCORP, INC.

                            Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I
                                                                    Page Number

Item 1.   Financial Statements....................................       1
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........       6


                                     PART II

Item 1.   Legal Proceedings.......................................      11
Item 2.   Changes in Securities...................................      11
Item 3.   Defaults Upon Senior Securities.........................      11
Item 4.   Submission of Matters to a Vote of Security Holders.....      11
Item 5.   Other Information.......................................      11
Item 6.   Exhibits and Reports on Form 8-K........................      11


Form 10-Q Signature Page..........................................      12

                        PART I - FINANCIAL INFORMATION

                           MERCHANTS BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            June 30, 1996   December 31, 1995
                                                            -------------   -----------------
ASSETS
Cash and due from banks                                           $45,086             $28,166
Federal funds sold                                                  8,043                   0
Securities available for sale                                     210,130             187,169
Loans held for sale                                                 5,001               4,340
Loans                                                             391,635             304,327
Allowance for loan losses                                           6,315               5,176
                                                            -------------   -----------------
     Net loans                                                    385,320             299,151
Premises and equipment, net                                        12,256               9,504
Other real estate owned                                               487                 566
Goodwill                                                            7,513                   0
Core deposit intangibles                                            2,655                 329
Net assets of acquired subsidiaries, held for sale                  8,189                   0
Accrued interest and other assets                                   7,723              10,536
                                                            -------------   -----------------
     Total assets                                                $692,403            $539,761
                                                            -------------   -----------------
                                                            -------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                           $111,101             $76,008
   Interest-bearing                                               478,607             377,763
                                                            -------------   -----------------
     Total deposits                                               589,708             453,771
Federal funds purchased and securities
   sold under repurchase agreements                                32,054              22,726
Notes payable                                                      14,000               3,000
Accrued interest and other liabilities                              3,432               6,170
                                                            -------------   -----------------
     Total liabilities                                            639,194             485,667

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
   Authorized 500,000 shares; none issued                            --                   --
Common stock, $1 par value authorized 6,000,000 shares;
   issued 2,606,690                                                 2,607               2,607
Surplus                                                            18,406              18,344
Retained earnings                                                  34,248              31,877
Unrealized net gain (loss) on securities available for sale        (1,882)              1,450
Treasury stock, at cost, 31,073 shares in 1996 and
   36,411 shares in 1995                                             (170)               (184)
                                                            -------------   -----------------
     Total stockholders' equity                                    53,209              54,094
                                                            -------------   -----------------
     Total liabilities and
        stockholders' equity                                     $692,403            $539,761
                                                            -------------   -----------------
                                                            -------------   -----------------


See accompanying notes to consolidated financial statements.

                           MERCHANTS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           Three Months Ended      Six Months Ended
                                                                  June 30,              June 30,
                                                              1996       1995       1996       1995
                                                          ----------  ---------  ---------  ---------
INTEREST INCOME
Interest and fees on loans                                 $   8,904  $   7,116  $  17,737  $  13,818
Interest on securities:
     Taxable                                                   2,556      1,650      4,969      3,525
     Tax-exempt                                                  717        947      1,422      1,635
Interest on federal funds sold                                    88        231        200        235
                                                          ----------  ---------  ---------  ---------
     Total interest income                                    12,265      9,944     24,328     19,213
                                                          ----------  ---------  ---------  ---------

INTEREST EXPENSE
Interest on deposits                                           5,344      3,996     10,831      7,503
Interest on federal funds purchased and
   securities sold under repurchase agreements                   486        476        825        975
Interest on note payable                                         164         36        334         73
                                                          ----------  ---------  ---------  ---------
     Total interest expense                                    5,994      4,508     11,990      8,551
                                                          ----------  ---------  ---------  ---------
     Net interest income                                       6,271      5,436     12,338     10,662
Provision for loan losses                                        490        579        973        984
                                                          ----------  ---------  ---------  ---------
     Net interest income after provision for loan losses       5,781      4,857      11,365     9,678
                                                          ----------  ---------  ---------  ---------

OTHER INCOME
Trust income                                                     501        463      1,008        959
Mortgage banking income                                          597        338      1,113        508
Service charges and fees                                         947        674      1,839      1,277
Securities gains, net                                             23         14         43         19
Other income                                                     255        310        509        494
                                                          ----------  ---------  ---------  ---------
     Total other income                                        2,323      1,799      4,512      3,257
                                                          ----------  ---------  ---------  ---------

OTHER EXPENSE
Salaries and employee benefits                                 3,115      2,434      6,058      4,786
Occupancy expense, net                                           405        252        776        503
Furniture and equipment expense                                  404        293        782        601
Amortization of intangible assets                                198        229        395        457
FDIC deposit assessment                                            1         25          4         50
Other expense                                                  2,031      1,306      3,694      2,480
                                                          ----------  ---------  ---------  ---------
     Total other expense                                       6,154      4,539     11,709      8,877
                                                          ----------  ---------  ---------  ---------
Income before income taxes                                     1,950      2,117      4,168      4,058
Provision for income taxes                                       398        621      1,079      1,165
                                                          ----------  ---------  ---------  ---------
    Net income                                             $   1,552  $   1,496  $   3,089  $   2,893
                                                          ----------  ---------  ---------  ---------
                                                          ----------  ---------  ---------  ---------


Earnings per share                                             $0.60      $0.58      $1.20      $1.12
Cash dividends declared per share                              $0.14      $0.12      $0.28      $0.24
Weighted average shares outstanding                        2,575,114  2,569,820  2,574,417  2,569,066
Ending shares outstanding                                  2,575,617  2,570,279  2,575,617  2,570,279


See accompanying notes to consolidated financial statements.

                           MERCHANTS BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (DOLLARS IN THOUSANDS)

                                                                         1996      1995
                                                                      --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  3,089  $  2,893
Adjustments to reconcile net income to cash
   from operating activities:
      Depreciation and amortization                                        749       607
      Provision for loan losses                                            973       984
      Origination of mortgage loans held for sale                      (28,559)  (12,681)
      Proceeds from sales of mortgage loans held for sale               28,099    11,464
      Net gain on sales of loans                                          (201)     (123)
      Provision for deferred taxes                                         (18)       45
      Increase (decrease) in net income taxes payable                     (300)     (172)
      Decrease (increase) in accrued interest and other assets           4,182     2,335
      Decrease in accrued interest and other liabilities                (2,472)   (2,919)
      Discount accretion on securities                                    (142)      (80)
      Premium amortization on securities                                   488       456
      Amortization of intangible assets                                    395         0
      Other, net                                                            75        71
                                                                      --------  --------
   Net cash from operating activities                                    6,358     2,880
                                                                      --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale                     31,146     2,265
Proceeds from sales of securities available for sale                     4,936    15,629
Purchases of securities available for sale                             (41,290)  (22,492)
Purchases of securities held to maturity                                     0      (914)
Net principal disbursed on loans                                       (14,082)   (7,641)
Proceeds from sales of other real estate                                   206       130
Purchase of subsidiaries, net of cash and cash equivalents acquired     (5,134)        0
Purchase of subsidiaries, net assets held for sale                      (8,189)        0
Property and equipment expenditures                                     (1,963)     (388)
                                                                      --------  --------
   Net cash from investing activities                                  (34,370)  (13,411)
                                                                      --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                38,048    46,837
Net increase (decrease) in short-term borrowings                         8,195      (255)
Repayment of notes payable                                              (6,550)        0
Proceeds from notes payable                                             14,000         0
Dividends paid                                                            (718)     (617)
                                                                      --------  --------
   Net cash from financing activities                                   52,975    45,965
                                                                      --------  --------
   Net change in cash and cash equivalents                              24,963    35,434
   Cash and cash equivalents at beginning of period                     28,166    28,922
                                                                      --------  --------
   Cash and cash equivalents at end of period                          $53,129   $64,356
                                                                      --------  --------
                                                                      --------  --------

Supplemental disclosures:
   Income taxes paid                                                      $765    $1,337
   Interest paid                                                        11,864     8,281
   Noncash transfer of loans to other real estate                          132         0


See accompanying notes to consolidated financial statements.

                            MERCHANTS BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (TABLE AMOUNTS IN THOUSANDS)


NOTE 1:  BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended June 30, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

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

These financial statements fully consolidate the Company, Valley, Merchants National Bank, Hinckley State Bank, and Fox Valley Bank. Two of Valley's subsidiary banks, Anchor Bank and the State Bank of Osco, are held for sale. As such, the subsidiaries held for sale are not fully consolidated, but are reflected as net assets held for sale in these financial statements.


NOTE 2: SECURITIES

Amortized costs, gross of unrealized gains and losses, and fair values of securities are summarized as follows:

                                                     June 30, 1996
                                      -----------------------------------------
                                                   Gross       Gross
                                      Amortized  Unrealized  Unrealized    Fair
                                         Cost      Gains       Losses     Value
                                      ---------  ----------  ---------- --------
Securities available for sale:
   U.S. Treasury                        $26,525       $21      $(225)    $26,321
   U.S. Government agencies              64,115       128     (1,420)     62,823
   U.S. Government agency
     mortgage backed securities          55,257       264       (934)     54,587
   States and political subdivisions     54,164     1,038     (1,144)     54,058
   Collateralized mortgage obligations   10,100         0       (364)      9,736
   Other securities                       2,819         0       (214)      2,605
                                      ---------  ----------  ---------- --------
                                       $212,980    $1,451    $(4,301)   $210,130
                                      ---------  ----------  ---------- --------
                                      ---------  ----------  ---------- --------


                                                   December 31, 1995
                                      -----------------------------------------
                                                   Gross       Gross
                                      Amortized  Unrealized  Unrealized    Fair
                                         Cost      Gains       Losses     Value
                                      ---------  ----------  ---------- --------
Securities available for sale:
   U.S. Treasury                        $24,968         $48      $(156)  $24,860
   U.S. Government agencies              53,044         542       (105)   53,481
   U.S. Government agency
     mortgage backed securities          44,804         493       (122)   45,175
   States and political subdivisions     50,239       1,998       (417)   51,820
   Collateralized mortgage obligations   10,044          11        (95)   9,960
   Equity securities                      1,873           0          0    1,873
                                      ---------  ----------  ---------- --------
                                       $184,972      $3,092      $(895) $187,169
                                      ---------  ----------  ---------- --------
                                      ---------  ----------  ---------- --------

                           MERCHANTS BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3:  LOANS

Major classifications of loans are as follows:

                                               June 30,    December 31,
                                                 1996         1995
                                               --------    ------------
     Commercial and industrial                 $144,500     $109,872
     Real estate - commercial                    75,740       67,739
     Real estate - construction                  42,545       40,510
     Real estate - residential                   60,472       31,673
     Installment                                 63,449       50,489
     Credit card receivables                      6,067        5,644
     Other loans                                  1,107          455
                                               --------    ------------
                                                393,880      306,382
     Unearned discount                           (1,728)      (1,743)
     Deferred loan fees                            (517)        (312)
                                               --------    ------------
      Total loans                              $391,635     $304,327
                                               --------    ------------
                                               --------    ------------

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

                                                               1996      1995
                                                              ------    ------
     Balance, January 1                                       $5,176    $5,140
     Balances of acquired subsidiaries as of January 3           798         0
     Provision charged to operations                             973       984
     Loans charged-off                                        (1,157)   (1,197)
     Recoveries                                                  525       403
                                                              ------    ------
          Balance, end of period                              $6,315    $5,330
                                                              ------    ------
                                                              ------    ------
NOTE 5:  EMPLOYEE BENEFIT PLANS

The Company maintains a non-contributory, trusteed pension plan which covers substantially all full time employees of Merchants National Bank who have completed age and service requirements. No provision for periodic expense was made during the six months of 1996, or 1995. The Company also maintains a contributory thrift plan. The Company contributed $148,000 and $142,000 in the six month periods ended June 30, 1996 and 1995, respectively. The Company recognizes this expense in the same period in which the contribution is made.

NOTE 6:   NOTES PAYABLE

Notes payable consists of two notes of $7 million each, the proceeds of which were used to finance the acquisition of Valley on January 3, 1996. One note bears a fixed interest rate of 7.03%, and requires no principal reductions for the first two years, followed by quarterly principal reductions over the following five years. The other note bears interest at a variable rate which is tied to either the prevailing Federal funds rate or LIBOR, at the quarterly election of the Company.

NOTE 7:   PRO FORMA FINANCIAL INFORMATION

The following table presents consolidated financial information, as of June 30, of each year presented, as if the acquisition of Valley had occurred on January 1, 1995, in thousands.

                                                 1996          1995
                                               --------     --------
         Net interest income                   $ 12,338     $ 12,353
         Net income                               3,089        2,620
         Net income per share                     $1.20        $1.02

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 1996 was $1,552,000, or 60 cents per share, a 3.7% increase compared to $1,496,000, or 58 cents per share earned in the second quarter of 1995. Through the first six months of 1996, net income was $3,089,000, or $1.20 per share, an increase of 6.8% from the first half of 1995. Although the acquisition of Valley Banc Services Corp. ("Valley") on January 3, 1996, has caused many statement categories to increase, amortization of purchase intangibles and the cost of debt incurred to consummate the transaction offset these increases to a large degree in the first quarter of 1996. The increase in net income can therefore be attributed primarily to the operation of Merchants National Bank.

NET INTEREST INCOME

Net interest income was $6.3 million and $5.4 million during the three months ended June 30, 1996, and 1995, respectively, an increase of about 15%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 4.47% for the three months ended June 30, 1996, and 4.86% a year earlier. For the six months ended June 30, net interest income was $12.3 million in 1996, and $10.7 million in 1995, while the net interest margin was 4.37% and 4.90%, respectively.

Net interest income increased because of the increase in earning assets, which was enhanced by the acquisition of Valley on January 3, 1996. Although Valley added $103 million in earning assets as of June 30, 1996, the decline in net interest margin is also partly the result of the acquisition. In addition to the lower margin at Valley, changes in market interest rates have contributed to the decline in the net interest margin.

OTHER INCOME

Noninterest income excluding securities gains was $2,300,000 for the three months ended June 30, 1996 and $1,785,000 for the same period in 1995, an increase of $515,000, or 29%. Merchants Bank is currently the only subsidiary operating trust and mortgage banking departments. Trust income increased $38,000 (8.2%) for the quarter and $49,000 (5.1%) for the year to date. Mortgage banking department fee income of $597,000 during the second quarter reflected an increase of $259,000 (76.6%) from the same period in 1995. For the six month period, mortgage fee income was $1,113,000 in 1996, and $508,000 in 1995, an increase of 119.1%. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and also sensitive to interest rate levels and expectations. The local market for residential real estate was significantly stronger in the first half of 1996, than a year earlier. Most fixed rate mortgages are sold and the servicing is retained. The servicing portfolio provides a source of income which is generally more stable than origination fees. The portfolio of loans serviced for others totaled $244 million as of June 30, 1996, compared to $159 million a year earlier.

Effective January 1, 1996, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights." Pursuant to SFAS 122, the loan cost of loans sold is allocated to the servicing rights retained and to the loan that is sold, based on their relative fair values. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and are evaluated for impairment based on their fair value. The impact of this pronouncement was an increase in mortgage banking income of $291,000 in the first half of 1996.

Sales of securities available for sale resulted in gains of $43,000 in the first half of 1996, and $19,000 a year earlier. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Salary and benefit expenses increased from $2,434,000 during the three months ended June 30, 1995, to $3,115,000 for the same period in 1996, an increase of $681,000 (28%), primarily as a result of the acquisition. For the six month period, salaries and employee benefits were $6,059,000 in 1996, and $4,786,000 in 1995, an increase of 26.6%. The full-time equivalent number of employees was 255 as of June 30, 1995, and 341 as of June 30, 1996. The newly acquired Valley subsidiary banks accounted for 47 full-time equivalent employees as of June 30, 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Occupancy expenses were $153,000 (61%) higher during the second quarter of 1996, and $273,000 (54%) higher for the first six months of 1996 compared to the same periods in 1995. Furniture and equipment expenses were $111,000 (38%) higher during the second quarter of 1996, and $181,000 (30%) higher for the first six months of 1996 compared to the same periods in 1995. Fixed asset expenses increased due to the acquisition and due the opening of a new branch of Merchants National Bank at Randall Square in Geneva, Illinois in March, 1996.

The Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") reached its congressionally mandated level during the second quarter of 1995. As a result, well capitalized institutions in the supervisory group representing the least risk pay an FDIC deposit assessment of $1,000 per year. The Company's assessment was $457,000 in the first half of 1995, and the minimum assessment was incurred in the first half of 1996.

Other expenses were $2,031,000, or $725,000 (56%) higher in the second quarter of 1996, than in the second quarter of 1995. Other expenses were $3,694,000, or $1,214,000 (49%) higher in the first six months of 1996, than in the like period a year earlier. other operating costs of the acquired Valley banks accounted for $597,000 of this total in the first half of 1996. Other factors contributing to the increase in expenses were amortization of mortgage servicing, ATM costs, and increases in general operating costs.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $87.3 million (29%) to $391.6 million as of June 30, 1996, from $304.3 million as of December 31, 1995. Total loans of the newly acquired banks were $74.9 million as of June 30, 1996. On a percentage basis, residential real estate loans increased more than any other category, growing to $60.5 million as of June 30, 1996, from $31.7 million as of December 31, 1995, an increase of $28.8 million (91%). These loans are primarily adjustable rate mortgages. Commercial loans increased $34.6 million (32%), from $109.9 million as of December 31, 1995, to $144.5 million as of June 30, 1996. Commercial real estate loans increased $8 million (12%) and installment loans increased $13 million (26%) during the first half of 1996. In addition to the acquisition, the increases reflect the continued strength of the Fox Valley economy in general, and the real estate market in particular.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $4.3 million as of December 31, 1995, and $5.0 million as of June 30, 1996. The carrying value of these loans approximated the market value at that time.

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

The Company's provision for loan losses was $973,000 for the first six months of 1996, compared to $984,000 a year earlier. Net charge-offs for the six months ended June 30, were $632,000 and $794,000 in 1996 and 1995, respectively. The allowance for loan losses as a percentage of total loans was 1.61% as of June 30, 1996 and 1.70% as of December 31, 1995. The decline in the ratio resulted from the acquisition of Valley, which has maintained a lower ratio than was maintained by the Company in prior periods. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $3,092,000 as of June 30, 1996, from $2,210,000 as of December 31, 1995. The June 30, 1996, total includes $567,000 in nonaccrual loans of the Valley banks, accounting for most of the increase. Loans past due ninety days or more and still accruing were $346,000 as of June 30, 1996, all of which were Valley loans, and there were no such loans as of December 31, 1995. Renegotiated loans declined $89,000 to $1,046 million as of June 30, 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The renegotiated loans were primarily loans to a single borrower which were renegotiated during 1995, and are fully collateralized.

Other real estate owned declined from $566,000 as of December 31, 1995, to $487,000 as of June 30, 1996, as some property was sold. Property acquired from a single borrower in the first quarter of 1995 comprised most of the balance as of each date. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 1996, net unrealized losses of $2,850,000, reduced by deferred income taxes of $968,000, resulted in a decrease in equity capital of approximately $1,882,000. As of December 31, 1995, net unrealized gains of $2,197,000, net of deferred income taxes of $747,000 million, resulted in an increase in equity capital of $1,450 million.

The fair value of securities available for sale grew $23 million (12%) during the first half of 1996, to $210.1 million as of June 30, 1996, from $187.2 million as of December 31, 1995. The fair value of securities at the acquired subsidiaries was $20.4 million as of June 30, 1996. U.S. government agency securities grew from $53.5 million as of December 31, 1995, to $62.8 million as of June 30, 1996, an increase of $9.3 million (17%). U.S. government agency mortgage backed securities grew $9.4 million (21%), from $45.2 million as of December 31, 1995, to $54.6 million as of June 30, 1996. None of these changes represent a change in the management of the investment portfolio.

DEPOSITS AND BORROWED FUNDS

Total deposits of $589.7 million as of June 30, 1996, represented an increase of $135.9 million (30%) from $453.8 million as of December 31, 1995. Deposits of the Valley subsidiaries were $105.5 million as of June 30, 1996. Noninterest-bearing deposits were $111.1 million as of June 30, 1996, an increase of $35.1 million (46%) from $76.0 million as of December 31, 1995. At the same time, interest-bearing deposits increased $100.8 million (27%), including $21.2 million in certificates of deposit of $100,000 or more, and $37.8 million in certificates of deposit under $100,000. Most of the increases in all deposit categories were the result of the acquisition during the first quarter 1996.

The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities, and some other organizations, must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. As of June 30, 1996, repurchase agreements were $32 million, compared to $23 million as of December 31, 1995.

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

                               CAPITAL RATIOS
                           (Dollars in thousands)

                                           June 30, 1996      December 31, 1995
                                         -----------------   ------------------
                                          Amount     Ratio    Amount      Ratio
                                         --------   ------   --------    ------
Risk-Based Capital Ratios:(1)
   Tier 1 capital                         $44,520    9.21%    $53,765    14.54%
   Tier 1 capital minimum requirement      19,339    4.00%     14,794     4.00%
                                         --------   ------   --------    ------
   Excess                                 $25,181    5.21%    $38,971    10.54%
                                         --------   ------   --------    ------
                                         --------   ------   --------    ------

   Total capital                          $50,835   10.51%    $58,399    15.79%
   Total capital minimum requirement       38,679    8.00%     29,588     8.00%
                                         --------   ------   --------    ------
   Excess                                 $12,156    2.51%    $28,811     7.79%
                                         --------   ------   --------    ------
                                         --------   ------   --------    ------
   Total risk adjusted assets            $483,482            $369,850
                                         --------            --------
                                         --------            --------

Leverage Capital Ratio:(2)(3)
   Tier 1 capital                         $44,520    6.75%    $53,765    10.31%
   Minimum requirement                     32,971    5.00%     23,762     5.00%
                                         --------   ------   --------    ------
   Excess                                 $11,549    1.75%    $30,003     5.31%
                                         --------   ------   --------    ------
                                         --------   ------   --------    ------
   Average adjusted assets               $659,429            $521,435
                                         --------            --------
                                         --------            --------
- -----------------------

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

The capital ratios detailed above declined as a result of two factors. First, although the level of stockholders' equity was not directly affected, intangible assets were recorded as part of the required purchase accounting method. Intangible assets are required to be deducted from capital during the calculation of the capital ratios. Second, the level of total assets and risk based assets increased significantly with the acquisition, thus reducing capital in percentage terms. The Company remains well capitalized, according to regulatory standards, in all categories.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Net cash outflows from investing activities were $34.4 million in the first six months of 1996, compared to $13.4 million a year earlier. In the first six months of 1996, net principal disbursed on loans accounted for net outflows of $14.1 million, and securities transactions aggregated a net outflow of $5.2 million. In the first six months of 1995, net principal disbursed on loans accounted for a net outflow of $7.6 million, and securities transactions resulted in net outflows of $5.5 million. During the first quarter of 1996, the acquisition of Valley resulted in a net outflow of $5.1 for the subsidiaries to be retained, net of cash and cash equivalents acquired with those subsidiaries, and an outflow of $8.2 million for the net assets of the subsidiaries held for sale.

Cash inflows from financing activities in the first six months of 1996 associated with an increase in deposits were $38.0 million. This compares with a net outflow of $46.8 million for the same period in 1995. Short term borrowings increased $8.2 million in the first six months of 1996, and declined $255,000 in the first half of 1995.

During the first quarter of 1996, the Company repaid a $3 million note payable with the Federal Home Loan Bank of Chicago, and a $3.5 million note payable assumed with the Valley acquisition. $14 million in proceeds from notes payable were used to finance the Valley acquisition.

In the event of short term liquidity needs, the Company's subsidiary banks may purchase Federal funds from correspondent banks. The Merchants National Bank ("MNB") may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during any period covered in this report. MNB's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long term purposes under a variety of programs.

Mortgage lending activity resulted in operating cash outflows of approximately $28.6 million and inflows of approximately $28.1 million during the first half of 1996, compared to $12.7 million and $11.5 million, respectively, in 1995. Total cash inflows from operating activities exceeded operating outflows by $6.4 million for the six months ended June 30, 1996. During the first six months of 1995, net cash inflows from operating activities were $2.9 million. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Meeting of Stockholders

               The Annual Meeting of Stockholders was held on April 16, 1996.


          Election of Directors.

               Messrs. C. Tell Coffey, Calvin R. Myers, and John J. Swalec were elected to serve as Class C directors of the Company (term expires at the 1999 Annual Meeting of Stockholders) and William
               F. Hejna was elected to serve as a Class A director of the Company (term expires at the 1997 Annual Meeting of Stockholders) at the Annual Meeting. Continuing as Class A directors (term expires in 1997) are Messrs. James D. Pearson, Frank A. Sarnecki, and William S. Wake. Continuing as Class B directors (term expires in 1998) are Messrs. William C. Glenn, John M. Lies, and Norman L. Titiner.

          Matters Voted Upon at the Meeting.

               In addition to the election of directors, stockholders ratified the adoption of Crowe, Chizek & Company, LLP as independent public accountants for the Company for the year ending December 31, 1996. The voting on each item at the Annual Meeting was as follows:

                                            For       Withheld     Total
                                          ---------   --------    ---------
Election of Directors
     C. Tell Coffey                       1,589,298    19,776     1,609,074
     Calvin R. Myers                      1,586,853    22,221     1,609,074
     John J. Swalec                       1,588,821    20,253     1,609,074
     William F. Hejna                     1,606,904     2,170     1,609,074

                                 For     Not For  Abstain  Non-votes    Total
                              ---------  -------  -------  ---------  ---------
Ratification of Accountants   1,580,072   2,650    26,352      0      1,609,074

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits.

          27.  Financial Data Schedule

          Reports on Form 8-K.

                    None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MERCHANTS BANCORP, INC.
                                   (Registrant)



                                   /s/ Calvin R. Myers
                                   ------------------------------------------
                                   Calvin R. Myers
                                   President, Chairman of the Board and
                                   Chief Executive Officer



                                   /s/ J. Douglas Cheatham
                                   ------------------------------------------
                                   J. Douglas Cheatham
                                   Vice President and Chief Financial Officer



Date:     August 12, 1996