Form 10-Q
period 1996-09-30
MERCHANTS BANCORP INC/DE/
filed 1996-11-12
CIK 707817

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996

                                      OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                For transition period from ______________ to ____________

                            Commission File Number 0-14484

                               MERCHANTS BANCORP, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


                 DELAWARE                               36-3182868
        ---------------------------------         ----------------------
         (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization          Identification Number)

                    34 SOUTH BROADWAY, AURORA, ILLINOIS        60507
                    ---------------------------------------------------
                    (Address of principal executive offices) (Zip Code)

                                    (630) 896-9000
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of September 30, 1996, the Registrant had outstanding 2,576,767 shares of common stock, $1.00 par value per share.

                               MERCHANTS BANCORP, INC.

                             Form 10-Q Quarterly Report

                                 Table of Contents


                                      PART 1
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
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . .  12
ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  12

FORM 10-Q SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . .  13

                        Part I - FINANCIAL INFORMATION

                           MERCHANTS BANCORP, INC.
                        CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


ASSETS                                       SEPTEMBER 30, 1996      DECEMBER 31, 1995
Cash and due from banks                                $  45,905              $  28,166
Federal funds sold                                         3,306                      0
Securities available for sale                            206,760                187,169
Loans held for sale                                        4,953                  4,340
Loans                                                    417,937                304,327
Allowance for loan losses                                  6,542                  5,176
                                                       ---------              ---------
   Net loans                                             411,395                299,151
Premises and equipment, net                               12,174                  9,504
Other real estate owned                                      380                    566
Goodwill                                                   7,417                      0
Core deposit intangibles                                   2,553                    329
Net sales of acquired subsidiaries, held for sale          8,189                      0
Accrued interest and other assets                          8,335                 10,536
                                                       ---------              ---------
   Total assets                                        $ 711,367              $ 539,761
                                                       =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                 $ 120,051              $  76,008
   Interest-bearing                                      479,732                377,763
                                                       ---------              ---------
     Total deposits                                      599,783                453,771
Federal funds purchased and securities
   sold under repurchase agreements                       38,847                 22,726
Notes payable                                             14,000                  3,000
Accrued interest and other liabilities                     3,085                  6,170
                                                       ---------              ---------
   Total liabilities                                     655,715                485,667

STOCKHOLDERS' EQUITY
Preferred stock, $1 per value;
   Authorized 500,000 shares; none issued                     --                     --
Common stock, $1 par value authorized 6,000,000 shares;
   issued 2,606,690                                        2,607                  2,607
Surplus                                                   18,435                 18,344
Retained earnings                                         35,595                 31,877
Unrealized net gain (loss) on securities available
   for sale                                                 (822)                 1,450
Treasury stock, at cost, 29,923 shares in 1996 and
   36,411 shares in 1995                                    (163)                  (184)
                                                       ---------              ---------
   Total stockholders' equity                             55,652                 54,094
                                                       ---------              ---------
   Total liabilities and
     stockholders' equity                              $ 711,367              $ 539,761
                                                       =========              =========

See accompanying notes to consolidated financial statements.

                                 MERCHANTS BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                         1996        1995        1996        1995

INTEREST INCOME
Interest and fees on loans                               $   9,389   $   7,097   $  27,126   $  20,915
Interst on securities:
   Taxable                                                   2,590       2,110       7,559       5,635
   Tax-exempt                                                  654         719       2,076       2,354
Interest on federal funds sold                                 159         455         359         690
                                                         ---------   ---------   ---------   ---------
   Total interest income                                    12,792      10,381      37,120      29,594
                                                         ---------   ---------   ---------   ---------
INTEREST EXPENSE
Interest on deposits                                         5,533       4,507      16,364      12,010
Interest on federal funds purchased and
   securities sold under repurchase agreements                 416         473       1,241       1,448
Interest on note payable                                       130          37         464         110
                                                         ---------   ---------   ---------   ---------
   Total interest expense                                    6,079       5,017      18,069      13,568
                                                         ---------   ---------   ---------   ---------
   Net interest income                                       6,713       5,364      19,051      16,026
Provision for loan losses                                      654         397       1,627       1,381
                                                         ---------   ---------   ---------   ---------
   Net interest income after provision for loan losses       6,059       4,967      17,424      14,645
                                                         ---------   ---------   ---------   ---------

OTHER INCOME
Trust income                                                   513         478       1,522       1,437
Mortgage banking income                                        558         350       1,671         858
Service charges and fees                                       947         716       2,786       1,993
Securities gains, net                                          109           2         152          21
Other income                                                   375         194         884         688
                                                         ---------   ---------   ---------   ---------
   Total other income                                        2,502       1,740       7,015       4,997
                                                         ---------   ---------   ---------   ---------

OTHER EXPENSE
Salaries and employee benefits                               3,205       2,541       9,264       7,327
Occupancy expense, net                                         409         282       1,186         785
Furniture and equipment expense                                426         311       1,208         912
Amortization of intangible assets                              197          25         592          75
Other expense                                                1,948       1,202       5,645       4,139
                                                         ---------   ---------   ---------   ---------
   Total other expense                                       6,185       4,361      17,895      13,238
                                                         ---------   ---------   ---------   ---------
Income before income taxes                                   2,376       2,346       6,544       6,404
Provision for income taxes                                     666         669       1,745       1,834
                                                         ---------   ---------   ---------   ---------
   Net income                                            $   1,710   $   1,677   $   4,799   $   4,570
                                                         =========   =========   =========   =========

Earnings per share                                           $0.66       $0.65       $1.86       $1.78
Cash dividends declared per share                            $0.14       $0.12       $0.42       $0.36
Weighted average shares outstanding                      2,576,380   2,571,123   2,575,076   2,569,759
Ending shares outstanding                                2,576,767   2,571,552   2,576,767   2,571,552

See accompanying notes to consolidated financial statements.


                                           MERCHANTS BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                            (DOLLARS IN THOUSANDS)

                                                                                1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  4,799           $   4,570
Adjustments to reconcile net income to cash
 from operating activities:
   Depreciation and amortization                                               1,152                 920
   Provision for loan losses                                                   1,627               1,381
   Origination of mortgage loans held for sale                               (41,934)            (29,274)
   Proceeds from sales of mortgage loans held for sale                        41,641              29,313
   Net gain on sales of loans                                                   (320)               (240)
   Provision for deferred taxes                                                   61                  77
   Decrease in net income taxes payable                                          (46)               (125)
   Decrease in accrued interest and other assets                               3,570                 194
   Decrease in accrued interest and other liabilities                         (3,698)             (1,646)
   Discount accretion on securities                                             (274)               (122)
   Premium amortization on securities                                            682                 657
   Amortization of intangible assets                                             593                  75
   Other, net                                                                    111                  28
                                                                           ----------          ----------
Net cash from operating activities                                             7,964               5,808
                                                                           ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale                           39,149              19,332
Proceeds from sales of securities available for sale                          19,974               9,682
Purchases of securities available for sale                                   (59,417)            (51,131)
Purchases of securities held to maturity                                           0              (1,208)
Net principal disbursed on loans                                             (40,811)            (10,271)
Proceeds from sales of other real estate                                         313                 249
Purchase of subsidiaries, net of cash and cash equivalents acquired           (5,134)                  0
Purchase of subsidiaries, net assets held for sale                            (8,189)                  0
Property and equipment expenditures                                           (2,284)               (991)
                                                                           ----------          ----------
 Net cash from investing activities                                          (56,399)            (34,338)
                                                                           ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                      48,123              40,989
Net increase (decrease) in short-term borrowings                              14,988             (13,756)
Repayment of notes payable                                                    (6,550)                  0
Proceeds from notes payable                                                   14,000                   0
Dividends paid                                                                (1,081)               (926)
                                                                           ----------          ----------
 Net cash from financing activities                                           69,480              26,307
                                                                           ----------          ----------
 Net change in cash and cash equivalents                                      21,045              (2,223)
 Cash and cash equivalents at beginning of period                             28,166              28,922
                                                                           ----------          ----------
 Cash and cash equivalents at end of period                                 $ 49,211           $  26,699
                                                                           ----------          ----------
                                                                           ----------          ----------

Supplemental disclosures:
 Income taxes paid                                                          $  2,083           $   1,959
 Interest paid                                                                17,919              13,199
 Noncash transfer of loans to other real estate                                  132                  88

See accompanying notes to consolidated financial statements.

                             MERCHANTS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (TABLE AMOUNTS IN THOUSANDS)


NOTE 1: BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited: however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended September 30, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

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

These financial statements fully consolidate the Company, Valley, Merchants National Bank, Hinckley State Bank, and Fox Valley Bank. Two of Valley's subsidiary banks, Anchor Bank and the State Bank of OSCO, are held for sale. As such, the subsidiaries held for sale are not fully consolidated, but are reflected as net assets held for sale in these financial statements. It is anticipated that the sale of the two banks will be consummated during the fourth quarter of 1996.

NOTE 2: SECURITIES

Amortized costs, gross of unrealized gains and losses, and fair values of securities are summarized as follows:

                                                  September 30, 1996
                                       ----------------------------------------
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized  Fair
                                          Cost      Gains       Losses    Value
                                       ---------  ----------  ---------- ------
Securities available for sale:
  U.S. Treasury                        $  23,010   $     4   $   (133)  $ 22,881
  U.S. Government agencies                76,490       175       (899)    75,766
  U.S. Government agency
   mortgage backed securities             44,736       238       (592)    44,382
  States and political subdivisions       51,733     1,142       (763)    52,112
  Collateralized mortgage obligations      9,256         6       (242)     9,020
  Other securities                         2,799         0       (200)     2,599
                                       ---------   -------   --------  ---------
                                       $ 208,024   $ 1,565   $ (2,829) $ 206,760
                                       ---------   -------   --------  ---------
                                       ---------   -------   --------  ---------

                                                  December 31, 1995
                                       ----------------------------------------
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized  Fair
                                          Cost      Gains       Losses    Value
                                       ---------  ----------  ---------- ------
Securities available for sale:
  U.S. Treasury                        $  24,968   $    48   $   (156)  $ 24,860
  U.S. Government agencies                53,044       542       (105)    53,481
  U.S. Government agency
   mortgage backed securities             44,804       493       (122)    45,175
  States and political subdivisions       50,239     1,998       (417)    51,820
  Collateralized mortgage obligations     10,044        11        (95)     9,960
  Equity securities                        1,873         0          0      1,873
                                       ---------   -------   --------  ---------
                                       $ 184,972   $ 3,092   $   (895) $ 187,169
                                       ---------   -------   --------  ---------
                                       ---------   -------   --------  ---------

                            MERCHANTS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3: LOANS

Major classifications of loans are as follows:

                                          September 30,       December 31,
                                              1996                1995
                                          -------------       ------------
     Commercial and industrial              $ 149,778           $ 109,872
     Real estate - commercial                  69,215              67,739
     Real estate - construction                47,932              40,510
     Real estate - residential                 76,426              31,673
     Installment                               68,670              50,489
     Credit card receivables                    6,284               5,644
     Other loans                                1,781                 455
                                            ---------           ---------
                                              420,086             306,382
     Unearned discount                         (1,654)             (1,743)
     Deferred loan fees                          (495)               (312)
                                            ---------           ---------
           Total loans                      $ 417,937           $ 304,327
                                            ---------           ---------
                                            ---------           ---------

NOTE 4: ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

                                                   1996                1995
                                               ------------        ------------
     Balance, January 1                          $   5,176           $   5,140
     Balances of acquired subsidiaries
       as of January 3                                 798                   0
     Provision charged to operations                 1,627               1,381
     Loans charged-off                              (1,779)             (1,786)
     Recoveries                                        720                 552
                                                 ---------           ---------
           Balance, end of period                $   6,542           $   5,287
                                                 ---------           ---------
                                                 ---------           ---------

NOTE 5: EMPLOYEE BENEFIT PLANS

The Company maintains a non-contributory, trusteed pension plan which covers substantially all full time employees of Merchants National Bank who have completed age and service requirements. No provision for periodic expense was made during the nine months of 1996, or 1995. The Company also maintains a contributory thrift plan. The Company contributed $236,000 and $210,000 in the nine month periods ended September 30, 1996 and 1995, respectively. The Company recognizes this expense in the same period in which the contribution is made.

NOTE 6: NOTES PAYABLE

Notes payable consists of two notes of $7 million each, the proceeds of which were used to finance the acquisition of Valley on January 3, 1996. One note bears a fixed interest rate of 7.03%, and requires no principal reductions for the first two years, followed by quarterly principal reductions over the following five years. The other note bears interest at a variable rate which is tied to either the prevailing Federal funds rate or LIBOR, at the quarterly election of the Company and interest is paid quarterly.

NOTE 7: PRO FORMA FINANCIAL INFORMATION

The following table presents consolidated financial information, as of September 30, of each year presented, as if the acquisition of Valley had occurred on January 1, 1995, in thousands.

                                               1996         1995
                                             --------     --------
            Net interest income              $ 19,051     $ 15,592
            Net income                          4,779        4,173
            Net income per share                $1.86        $1.62

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the third quarter of 1996 was $1,710,000, or 66 cents per share, a 2% increase compared to $1,677,000, or 65 cents per share earned in the third quarter of 1995. Through the first nine months of 1996, net income was $4,799,000, or $1.86 per share, an increase of 5% from the first nine months of 1995. Although the acquisition of Valley Banc Services Corp. ("Valley") on January 3, 1996, has caused many statement categories to increase, amortization of purchase intangibles and the cost of debt incurred to consummate the transaction offset these increases to a large degree in 1996. Thus, the increase in net income was primarily due to the operation of Merchants National Bank.

NET INTEREST INCOME

Net interest income was $6.7 million and $5.4 million during the three months ended September 30, 1996, and 1995, respectively, an increase of about 25%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 4.51% for the three months ended September 30, 1996, and 4.50% a year earlier. For the nine months ended September 30, net interest income was $19.1 million in 1996, and $16.0 million in 1995, while the net interest margin was 4.42% and 4.76%, respectively.

Net interest income increased because of the increase in earning assets, which was enhanced by the acquisition of Valley on January 3, 1996. Although Valley added $103 million in earning assets as of September 30, 1996, the decline in net interest margin was also partly the result of the acquisition. In addition to the lower margin at Valley, changes in market interest rates contributed to the decline in the net interest margin.

OTHER INCOME

Noninterest income excluding securities gains was $2,393,000 for the three months ended September 30, 1996 and $1,738,000 for the same period in 1995, an increase of $655,000, or 38%. Merchants National Bank is currently the only subsidiary operating trust and mortgage banking departments. Trust income increased $35,000 (7.3%) for the quarter and $85,000 (5.9%) for the year to date. Mortgage banking department fee income of $558,000 during the third quarter reflected an increase of $208,000 (59.4%) from the same period in 1995. For the nine month period, mortgage fee income was $1,671,000 in 1996, and $858,000 in 1995, an increase of 94.8%. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and also sensitive to interest rate levels and expectations. The local market for residential real estate was significantly stronger in the first nine months of 1996, than a year earlier. Most fixed rate mortgages are sold and the servicing is retained. The servicing portfolio provides a source of income which is generally more stable than origination fees. The portfolio of loans serviced for others totaled $250 million as of September 30, 1996, compared to $193 million a year earlier.

Effective January 1, 1996, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights." Pursuant to SFAS 122, the cost of loans sold is allocated to the servicing rights retained and to the loan that is sold, based on their relative fair values. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and are evaluated for impairment based on their fair value. The impact of this pronouncement was an increase in mortgage banking income of $435,000 in the first nine months of 1996.

Sales of securities available for sale resulted in gains of $152,000 in the first nine months of 1996, and $21,000 a year earlier. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OTHER EXPENSE

Salary and benefit expenses increased from $2,541,000 during the three months ended September 30, 1995, to $3,205,000 for the same period in 1996, an increase of $664,000 (26%), primarily as a result of the acquisition. For the nine month period, salaries and employee benefits were $6,264,000 in 1996, and $7,327,000 in 1995, an increase of 26.4%. The full-time equivalent number of employees was 252 as of September 30, 1995, and 342 as of September 30, 1996. Expansion of the mortgage department, and the opening of the Randall Square branch of the Merchants National Bank each contributed to the increase. The newly acquired Valley subsidiary banks accounted for 49 full-time equivalent employees as of September 30, 1996.

Occupancy expenses were $127,000 (45%) higher during the third quarter of 1996, and $401,000 (51%) higher for the first nine months of 1996 compared to the same periods in 1995. Furniture and equipment expenses were $115,000 (37%) higher during the third quarter of 1996, and $296,000 (32%) higher for the first nine months of 1996 compared to the same periods in 1995. Fixed asset expenses increased due to the acquisition and due the opening of a new branch of Merchants National Bank at Randall Square in Geneva, Illinois in March, 1996.

The Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") reached its congressionally mandated level during the third quarter of 1995. As a result, well capitalized institutions in the supervisory group representing the least risk pay an FDIC deposit assessment of $1,000 per year. The Company's assessment was $430,000 in the first nine months of 1995, and the minimum assessment was incurred in the first nine months of 1996. See, "Recent Regulatory Developments."

Other expenses were $1,948,000, or $746,000 (62%) higher in the third quarter of 1996, than in the third quarter of 1995. Other expenses were $5,645,000, or $1,506,000 (36%) higher in the first nine months of 1996, than in the like period a year earlier. Other operating costs of the acquired Valley banks accounted for $855,000 of this total in the first nine months of 1996. Mortgage banking operating expenses increased $893,000, although this was more than offset by mortgage interest income and fees. Other factors contributing to the increase in other expenses were amortization of mortgage servicing, ATM costs, and increases in general operating costs.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $113.6 million (37%) to $417.9 million as of September 30, 1996, from $304.3 million as of December 31, 1995. Total loans of the newly acquired banks were $73.8 million as of September 30, 1996. On a percentage basis, residential real estate loans increased more than any other category, growing to $76.4 million as of September 30, 1996, from $31.7 million as of December 31, 1995, an increase of $44.7 million (141%). These loans are primarily adjustable rate mortgages originated and held at Merchants National Bank. Commercial loans increased $39.9 million (36%), from $109.9 million as of December 31, 1995, in $149.8 million as of September 30, 1996. Commercial real estate loans increased $1.4 million (2%) and installment loans increased $18 million (36%) during the first nine months of 1996. In addition to the acquisition, the increases reflected the continued strength of the Fox Valley economy in general, and the real estate market in particular.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $4.3 million as of December 31, 1995, and $5.0 million as of September 30, 1996. The carrying value of these loans approximated the market value at that time.

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

The Company's provision for loan losses was $1,627,000 for the first nine months of 1996, compared to $1,381,000 a year earlier. Net charge-offs for the nine months ended September 30, were $1,059,000 and $1,234,000 in 1996 and 1995, respectively. The allowance for loan losses as a percentage of total loans was 1.57% as of September 30, 1996 and 1.79% as of December 31 1995. The decline in the ratio resulted from the acquisition of Valley, which has maintained a lower ratio than was maintained by the Company in prior periods. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $2,877,000 as of September 30, 1996, from $2,210,000 as of December 31, 1995. The September 30, 1996, total includes $432,000 in nonaccrual loans of the Valley banks, accounting for most of the increase. Loans past due ninety days of more and still accruing were $151,000 as of September 30, 1996, all of which were Valley loans, and there were no such loans as of December 31, 1995. Renegotiated loans declined $41,000 to $1,108 million as of September 30, 1996. The renegotiated loans were primarily loans to a single borrower which were renegotiated during 1995, and are fully collateralized.

Other real estate owned declined from $566,000 as of December 31, 1995, to $380,000 as of September 30, 1996, as some properties were sold. Property acquired from a single borrower in the first quarter of 1995 comprised most of the balance as of each date. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk.
Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 1996, net unrealized losses of $1,264,000, reduced by deferred income taxes of $442,000, resulted in a decrease in equity capital of approximately $822,000. As of December 31, 1995, net unrealized gains of $2,197,000, net of deferred income taxes of $747,000 million, resulted in an increase in equity capital of $1,450 million.

The carrying value of securities available for sale grew $19.6 million (10%) during the first nine months of 1996, to $206.8 million as of September 30, 1996, from $187.2 million as of December 31, 1995. The fair value of securities at the acquired subsidiaries was $25.0 million as of September 30, 1996. U.S. Treasury securities decreased from $24.9 million as of December
31, 1995, to $22.9 million as of September 30, 1996, an 8% decline. U.S. government agency securities grew from $53.5 million as of December 31, 1995, to $75.8 million as of September 30, 1996, an increase of $22.3 million (42%). U.S. government agency mortgage backed securities declined $0.8 million (2%), from $45.2 million as of December 31, 1995, to $44.4 million as of September 30, 1996. Municipal securities declined slightly from $52.1 million to $51.8 million during this period. None of these changes represented a change in the management of the investment portfolio.

DEPOSITS AND BORROWED FUNDS

Total deposits of $599.9 million as of September 30, 1996, represented an increase of $146.0 million (32%) from $453.8 million as of December 31, 1995. Deposits of the Valley subsidiaries were $103.5 million as of September 30, 1996. Noninterest-bearing deposits were $120.1 million as of September 30, 1996, an increase of $44.1 million (58%) from $76.0 million as of December 31, 1995. At the same time, interest-bearing deposits increased $102.0 million (27%), including $24.9 million in certificates of deposit of $100,000 or more, and $41.0 million in certificates of deposit under $100,000.

The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities, and some other organizations, must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


by these balances are principally local and have been maintained for relatively long periods of time. As of September 30, 1996, repurchase agreements were $25 million, compared to $23 million as of December 31, 1995. Federal funds purchased, which are used to meet short term liquidity needs, totaled $14.3 million as of September 30, 1996, and there were no such purchased funds as of September 30, 1995.

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

                                CAPITAL RATIOS
                            (Dollars in thousands)


                                         September 30, 1996       December 31, 1995
                                         ------------------       -----------------
                                          Amount    Ratio          Amount    Ratio
                                         --------  --------       --------  -------
Risk-based Capital Ratios:(1)
  Tier 1 capital                         $ 46,128   11.13%         $ 53,765  14.54%
  Tier 1 capital minimum requirement       16,577    4.00%           14,794   4.00%
                                         --------   ------         --------  ------
  Excess                                 $ 29,551    7.13%         $38,971   10.54%
                                         --------   ------         --------  ------
                                         --------   ------         --------  ------

  Total capital                          $ 51,872   12.52%         $ 58,399  15.79%
  Total capital minimum requirement        33,154    8.00%           29,588   8.00%
                                         --------   ------         --------  ------
  Excess                                 $ 18,718    4.52%         $28,811    7.79%
                                         --------   ------         --------  ------
                                         --------   ------         --------  ------
  Total risk adjusted assets             $414,421                  $369,850
                                         --------                  --------
                                         --------                  --------

Leverage Capital Ratio:(2)(3)
  Tier 1 capital                         $ 46,128    8.10%         $ 53,765  10.31%
  Minimum requirement                      23,762    5.00%           23,762   5.00%
                                         --------   ------         --------  ------
  Excess                                 $ 22,366    3.10%         $ 30,003   5.31%
                                         --------   ------         --------  ------
                                         --------   ------         --------  ------
  Average adjusted assets                $569,183                  $521,435
                                         --------                  --------
                                         --------                  --------

-----------------------

(1) In accordance with the guidelines of the Federal Reserve, unrealized net gains and losses of deferred income taxes, which are recorded as an adjustment to equity capital on the financial statements, are not included in the calculation of these capital ratios.
(2) based on the risk-based capital guidelines of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.
(3) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets. Management of the Company has established a minimum target leverage ratio of 5%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

The capital ratios detailed above declined as a result of two factors. First, although the level of stockholders' equity was not directly affected, intangible assets were recorded as part of the required purchase accounting method for the acquisition of Valley. Intangible assets are required to be deducted from capital during the calculation of the capital ratios. Second, the level of total assets and risk based assets increased significantly with the acquisition, thus reducing capital in percentage terms. The Company remains well capitalized, according to regulatory standards in all categories.

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

     Net cash outflows from investing activities were $56.4 million in the first nine months of 1996, compared to $34.3 million a year earlier. In the first nine months of 1996, net principal disbursed on loans accounted for net outflows of $40.8 million, and securities transactions aggregated a net outflow of $294,000. In the first nine months of 1995, net principal disbursed on loans accounted for net outflow of $10.3 million, and securities transactions resulted in net outflows of $23.3 million. During the first quarter of 1996, the acquisition of Valley resulted in a net outflow of $5.1 for the subsidiaries to be retained, net of cash and cash equivalents acquired with those subsidiaries, and an outflow of $8.2 million for the net assets of the subsidiaries held for sale.

     Cash inflows from financing activities in the first nine months of 1996 associated with an increase in deposits were $48.1 million. This compares with a net inflow of $41.0 million for the same period in 1995. Short term borrowings increased $15.0 million in the first nine months of 1996, and declined $13.8 million in the first nine months of 1995.

     During the first quarter of 1996, the Company repaid a $3 million note payable to the Federal Home Loan Bank of Chicago, and a $3.5 million note payable assumed with the Valley acquisition. $14 million in proceeds from notes payable were used to finance the Valley acquisition.

     In the event of short term liquidity needs, the Company's subsidiary banks may purchase Federal funds from correspondent banks, The Merchants National Bank may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during any period covered in this report. The Merchants National Bank's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long term purposes under a variety of programs.

     Mortgage lending activity resulted in operating cash outflows of approximately $41.9 million and inflows of approximately $41.6 million during the first nine months of 1996, compared to $29.3 million and $29.3 million, respectively, in 1995. Total cash inflows from operating activities exceeded operating outflows by $8.0 million for the nine months ended September 30, 1996. During the first nine months of 1995, net cash inflows from operating activities were $5.8 million. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in the net interest cash flows.

RECENT REGULATORY DEVELOPMENT

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Regulatory Reduction Act"). Subtitle G of The Regulatory Reduction Act consists of The "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996.
Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. None of the Company's bank subsidiaries holds any SAIF-assessable deposits and, therefore, none of the Company's banks subsidiaries is subject to the special assessment.

     Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on hands issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions, such as the Company's bank subsidiaries, cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. The FICO estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

    The DIFA also provides for a merger of the BIF and SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on the date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

    In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need to national banks to obtain OCC approval to establish an off-site ATM, excludes ATM closures and certain branch off relocations from prior notice requirements applicable to branch closings, significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval, and establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for the state bank under applicable state law, are not permissible activities for national banks. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and its subsidiaries cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and its subsidiaries somewhat greater operating flexibility.

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



Date:  November 12, 1996