Form 10-K405
period 1996-12-31
MERCHANTS BANCORP INC/DE/
filed 1997-03-31
CIK 707817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________  To ____________________

                       Commission file number    0-14484
                                                 -------

                             MERCHANTS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  36-3182868
   ------------------------            ---------------------------------------
   (State of Incorporation)            (I.R.S. Employer Identification Number)

                    34 SOUTH BROADWAY, AURORA, ILLINOIS 60507
        ----------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (630) 896-9000
              ----------------------------------------------------
              (Registrant's telephone number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                Name of each exchange on which registered

             NONE                                       NONE
--------------------------            -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $1.00 PAR VALUE
         --------------------------------------------------------------
                                (Title of Class)

                         PREFERRED STOCK PURCHASE RIGHTS
         --------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            YES    X         NO
                                 -----          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 3, 1997, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $94,797,434* based upon the price of the last sale on that date. (This determination includes 427,334 shares of the registrant's common stock held by the trust department of the registrant's subsidiary, The Merchants National Bank of Aurora.)

     The number of shares outstanding of the registrant's common stock, par value $1 per share, was 2,579,522 at March 3, 1997.


DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 1996 Annual Report are incorporated by reference into Parts I, II and IV.

     Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.











---------------------
* Based on the last reported price of an actual transaction in registrant's common stock on March 3, 1997, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant's common stock.

                             MERCHANTS BANCORP, INC.
                                    FORM 10-K

                                      INDEX

PART I                                                                PAGE NO.
------                                                                --------

Item  1   Business                                                     1 - 15

Item  2   Properties                                                   16

Item  3   Legal Proceedings                                            17

Item  4   Submission of Matters to a Vote of Security Holders          17

PART II
-------

Item  5   Market for the Registrant's Common Stock and
          Related Security Holder Matters                              17

Item  6   Selected Financial Data                                      17

Item  7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    17

Item  8   Financial Statements and Supplementary Data                  17

Item  9   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                     17

PART III
--------

Item 10   Directors and Executive Officers of the Registrant           18

Item 11   Executive Compensation                                       18

Item 12   Security Ownership of Certain Beneficial Owners and
          Management                                                   18

Item 13   Certain Relationships and Related Transactions               19


PART IV
-------

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                          19 - 20

          Signatures                                                   21 - 22

                                     PART I

ITEM 1.  BUSINESS

                                 THE CORPORATION

OVERVIEW

     Merchants Bancorp, Inc. (the "Corporation" or the "Registrant") was organized under the laws of Delaware on July 1, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act"). The Corporation's office is located at 34 South Broadway, Aurora, Illinois 60507, and its telephone number is 630/896-9000.

     The Corporation conducts a full service community banking and trust business through its wholly-owned subsidiary banks, The Merchants National Bank of Aurora ("Merchants Bank"), and Valley Banc Services Corp. ("Valley"), and Valley's wholly owned subsidiaries, Hinckley State Bank and V.B.H. Corporation and V.B.H. Corporation's wholly-owned subsidiary, Fox Valley Bank. Merchants Bank, Hinckley State Bank, and Fox Valley Bank are collectively referred to herein as the "Banks."

     On January 3, 1996, the Company purchased 100% of the outstanding common stock of Valley for $24,889,000, comprised of $20.5 million in cash, assumption of Valley's debt of approximately $3.5 million, $304,000 of capitalized acquisition costs and $532,000 of capitalized incremental interest costs during the holding period of acquired subsidiaries held for sale. As of the acquisition date, Valley's wholly-owned subsidiaries included Hinckley State Bank, State Bank of Osco, Anchor Bank and V.B.H. Corporation and V.B.H. Corporation's wholly-owned subsidiary, Fox Valley Bank. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. In addition, when Valley was acquired, the Company's intent was to sell State Bank of Osco and Anchor Bank. Accordingly, those banks were classified as held for sale until they were sold on December 12, 1996, and December 19, 1996, respectively.

     Merchants Bank is a national banking association with its main office located at 34 South Broadway, Aurora, Illinois 60507. Merchants Bank operates full service banking facilities located at 2998 Ogden Avenue, Aurora, Illinois 60505, 1851 West Galena Boulevard, Aurora, Illinois 60506, One Merchants Plaza, Oswego, Illinois 60543, 55 Constitution Drive, Aurora, Illinois 60506, 1771 Merchants Drive, Geneva, Illinois 60134 and Route 31, Mooseheart, Illinois 60539. The Bank operates loan production offices located at 3 North Smith Street, Aurora, Illinois, 60507, and 520 Countryside Center, Yorkville, Illinois 60560.

     Hinckley State Bank is an Illinois banking association with its main office located at 101 W. Lincoln, Hinckley, Illinois 60520, and a full service facility located at 80 N. Dugan Road, Sugar Grove, Illinois 60554. Fox Valley Bank is a an Illinois banking association with its main office located at 1600 East Main Street, St. Charles, Illinois 60174, and full service facilities located at 1525 West Main Street, St. Charles, Illinois 60174, and 629 West State Street, Geneva, Illinois 60134.

     Aurora is located in the Fox River Valley approximately 40 miles west of Chicago, Illinois. Hinckley is located approximately 17 miles west of Aurora, and St. Charles is located approximately 13 miles north of Aurora. Aurora and its surrounding communities, including Hinckley and St. Charles, are in one of the fastest growing areas in northeastern Illinois. Aurora's population based upon the 1990 census was approximately 100,000, an increase of approximately 22% from the community's population recorded in the 1980 census. The Northeastern Illinois Planning Commission estimates that Aurora's population will grow by a further 60% in the 1990's to almost 160,000 by the year 2000.

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

     As a large, community-oriented, independent financial institution in the Aurora area, the Corporation is well positioned to take advantage of the growth of Aurora and its surrounding communities. Merchants Bank has continuously served the Aurora community since it was chartered in 1888. The Corporation's local management, coupled with its long record of service, has allowed it to compete successfully in Aurora's banking market. The Corporation operates its subsidiaries as traditional community banks with conveniently located facilities and professional, highly motivated staffs which are active in the community, focus on long-term relationships with customers and provide individualized quality service.

SUBSIDIARY OPERATIONS

     The Banks' full service banking businesses include the customary consumer and commercial products and services which banks provide, including the following: demand, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, farm loans, lines of credit and overdraft checking; safe deposit operations; trust services, through Merchants Bank; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler's checks, money orders, cashier's checks and foreign currency, direct deposit, discount brokerage debit cards, credit cards, and other special services.

     Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers. The mortgage division of Merchants Bank originates and services residential mortgages on behalf of the Banks, and handles the secondary marketing of those mortgages.

MARKET AREAS

     Merchants Bank's primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Strategically situated on U.S. Interstate 88 (the East-West Tollway), Aurora is near the center of the four county area comprised of DuPage, Kane, Kendall and Will counties. Based upon the 1990 census, these counties together represent a market of more than 1.4 million people. The city of Aurora has a current reported population of approximately 100,000 residents which is forecast by the Northeastern Illinois Planning Commission to grow by more than 60% through the rest of the decade.

     The median income for households within a five mile radius of Aurora was approximately $44,000, compared to an Illinois average of approximately $32,000, as reported from 1990 census data. Major employers in Merchants Bank's market area include Caterpillar Inc., Hollywood Casino Aurora, Metropolitan Life, Dial Corporation, Farmers Insurance, and Lyon Metal Products. Retail sales declared for tax purposes in Aurora reached $989 million in 1990.

     Hinckley is a rural community located approximately 17 miles west of Aurora. Located along a significant east-west corridor, it is well positioned to participate in the growth moving west through the Chicago suburbs. Many people who are employed by the major employers in the Aurora area are buying or building homes in the Hinckley area.

     St. Charles, like Aurora, is located along the Fox River Valley, and has experienced similar growth in recent years. As of 1992, median household income was $66,000, more than double the Illinois average reported in the 1990 census. Major employers include Central DuPage Hospital, System Sensor, Delnor Community Hospital, DuKane Corp., and Arthur Andersen.

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

     The Corporation will also consider establishing branches, loan production offices or other business facilities as a means of expanding its presence in current or new market areas. An example of this is the Corporation's opening a new branch facility in Geneva in 1996, entry into "supermarket banking" with the opening of a branch inside the Cub Foods store in Aurora in 1993, and the opening of two loan production offices in 1994. The Corporation will also consider the expansion into other lines of business closely related to banking if it believes these lines could be profitable without undue risk to the Corporation and if the Corporation can be competitive.

OPERATING STRATEGY

     Corporate policy, strategy and goals are established by the Board of Directors of the Corporation. Pursuant to the Corporation's philosophy, operational and administrative policies for the Banks are also established by the Corporation. Within this framework, the Banks focus on providing personalized services and quality products to its customers to meet the needs of the communities in which they operate.

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

     The Corporation operates its subsidiaries as traditional community banks with conveniently located facilities and professional, highly motivated staffs which are active in the communities they serve, focusing on long-term relationships with customers and providing individualized quality service. As part of its community banking approach, the Corporation encourages officers of the Banks to actively participate in community organizations. In addition, within credit and rate of return parameters, the Corporation attempts to ensure that the Banks meet the credit needs of their communities and that the Banks invest in local municipal securities.

     The Corporation uses a variety of marketing strategies to attract and retain customers, the most important of which is its officer call program. Officers of the Banks regularly call on customers and potential customers to maintain and develop deposit and other special service relationships, including payroll, discount brokerage, cash management, lock box and trust services.

     The Corporation has an internal data processing division and has attempted to remain at the forefront of the banking industry in new technological innovations. The Corporation believes that retaining control of its data processing leads to decreased operating costs, more effective service to its customers and increased efficiencies. To provide a high level of customer service and to manage effectively its growth, acquisition and operating strategies, the Corporation also focuses on continued improvement of its internal operating systems.

LENDING ACTIVITIES

     GENERAL. The Banks provide a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. The Banks make direct and indirect loans to consumers and commercial customers, and the mortgage division of Merchants Bank originates and services residential mortgages and handles the secondary marketing of those mortgages. Through Merchants Bank, mortgage products are also made available to Hinckley State Bank and Fox Valley Bank customers.

     The Banks aggressively market their services to qualified lending customers in both the commercial and consumer sectors. The Banks' commercial lending officers actively solicit the business of new companies entering their market areas as well as longstanding members of their business community. Through personalized professional service and competitive pricing, the Banks have been successful in attracting new commercial lending customers. At the same time, the Banks actively advertise their consumer loan products and continuously attempt to make their lending officers more accessible. Through convenient locations and regular advertising, the Banks have been successful in capitalizing on the growing population of their market areas, particularly with regard to residential mortgages, home equity loans, and installment loans.

     COMMERCIAL LOANS. The Banks aggressively seek new commercial loans in their market areas and much of the increase in these loans in recent years can be attributed to the successful solicitation of new business. The Banks' areas of emphasis include, but are not limited to, loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The Banks provide a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the Banks' commercial business loans have floating interest rates or reprice within one year. Management has also generated loans which are guaranteed by the U.S. Small Business Administration. Management believes that making such loans helps the local community as well as providing the Banks with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment.

     The Banks regularly provide financing to developers who have demonstrated a favorable record of performance for the construction of pre-sold homes. Home sales have remained very strong in the greater Aurora area, including Hinckley and St. Charles, due to the growth in population. Although development and construction lending has been a significant portion of the commercial loan activity, these types of loans represented less than 12% of the outstanding balance of the Banks' loan portfolios as of December 31, 1996. No construction or development loan was on nonaccrual status as of December 31, 1996.

     During recent years, the Merchants Bank has undertaken several initiatives to improve asset quality, and these practices have been instituted at Hinckley State Bank and Fox Valley Bank. Each Bank's Board of Directors reviews, on a monthly basis, a report of all criticized assets and considers all requests for new loans of over $3.5 million at Merchants Bank, and $100,000 at Hinckley State Bank and Fox Valley Bank. The directors' loan committees of Hinckley State Bank and Fox Valley Bank may approve loans to the same levels as the full board of these banks. Requests for new loans over $1 million are reviewed by the directors' loan committee at Merchants Bank. Loan review is centralized for all three Banks, and loan review personnel and commercial lenders interact with the Banks' Boards of Directors each month. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations. The result has been a below average level of problem loans compared to the Banks' industry peer groups in recent years.

     MORTGAGE BANKING. Merchants Bank conducts a mortgage origination operation through its mortgage division, and also makes these services available to Hinckley State Bank and Fox Valley Bank customers. Prior to 1993, Merchants Bank generally did not hold newly originated residential mortgage loans in its portfolio, preferring instead to originate the loans for outside investors and have the outside investors fund and service the loans. Beginning in 1993, Merchants Bank began funding all residential mortgage loans and selling the majority of them in the secondary market with servicing retained. In addition, in June, 1993, Merchants Bank purchased the servicing on most of the residential mortgage loans it originated in prior periods. In 1995, Merchants Bank purchased the servicing rights to approximately $62.6 million of mortgage loans. As a result of such actions, Merchants Bank has built its mortgage servicing portfolio to approximately $255 million at December 31, 1996. Management believes that the retention of mortgage servicing provides Merchants Bank with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations.

     CONSUMER LENDING. The Banks' consumer lending department provide all types of consumer loans including motor vehicle, home improvement, home equity, student, signature and small personal credit lines. The Banks have designated funds to support various special programs to benefit the first time borrower. During 1994, Merchants Bank entered the credit card market by issuing its own Visa Card, and offers this product to Hinckley State Bank and Fox Valley Bank customers. Merchants Bank has entered into a contract with a non-affiliated third party to provide credit card processing for its operations. Through this program, Merchants Bank hopes to increase profits and augment its cross-selling opportunities by increasing its marketing base. The "Phone for a Loan," program at Merchants Bank will provide easy means for customers to apply for a loan 24 hours a day.

TRUST DEPARTMENT

     Merchants Bank's trust department has been providing trust services to the Aurora community for over 60 years. Currently, Merchants Bank has over $361 million of assets under management and provides a full complement of trust services for individuals and corporations. Merchants Bank has targeted the trust department as one of its primary areas for future growth. Trust services are also offered to Hinckley State Bank and Fox Valley Bank customers.

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

COMPETITION

     The Corporation's market area is highly competitive. Many financial institutions based in Aurora's surrounding communities and in Chicago, Illinois, operate banking offices in the greater Aurora area or actively compete for customers within the Corporation's market areas. The Banks also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

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

EMPLOYEES

     At December 31, 1996, the Corporation employed 341 full-time equivalent employees. The Corporation places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Corporation's employees are covered by a collective bargaining agreement with the Corporation. The Corporation offers a variety of employee benefits and management considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Corporation can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Office of the Comptroller of the Currency (the "OCC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

RECENT REGULATORY DEVELOPMENTS

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. None of Merchants Bank, Hinckley State Bank or Fox Valley Bank (collectively, the "Banks") holds any SAIF-assessable deposits and, therefore, none of the Banks was subject to the special assessment.

     Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the Financing Corporation ("FICO"), the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the
"FSLIC"), the SAIF's predecessor insurance fund.   Pursuant to the DIFA, the
interest due on outstanding FICO bonds will be covered by assessments against both SAIF and Bank Insurance Fund ("BIF") member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. It has been estimated that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

     The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

     In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need for national banks to obtain OCC approval to establish off-site ATMs, excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings, significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval and establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Corporation and the Banks cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Corporation and the Banks somewhat greater operating flexibility.

THE CORPORATION

     GENERAL. The Corporation, as the sole shareholder of the Banks, is a bank holding company. As a bank holding company, the Corporation is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with FRB policy, the Corporation is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Corporation might not do so absent such policy. Under the BHCA, the Corporation is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Corporation is also subject to the requirements of the Illinois Bank Holding Company Act, as amended.

     INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

     The BHCA also prohibits, with certain exceptions, the Corporation from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Corporation and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     Federal legislation also prohibits acquisition of "control" of a bank or bank holding company, such as the Corporation, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
minimum levels of capital in accordance with FRB capital adequacy guidelines.
If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

     The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

     As of December 31, 1996, the Corporation had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 10.26% and a leverage ratio of 6.90%.

     DIVIDENDS.   The FRB has issued a policy statement with regard to the
payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law would allow the Corporation to pay dividends only out of its surplus or, if the Corporation has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     FEDERAL SECURITIES REGULATION. The Corporation's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANKS

     GENERAL. Hinckley State Bank and Fox Valley Bank (collectively the "State Banks") are Illinois-chartered banks, subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks. Merchants Bank is a national bank, chartered by the OCC under the National Bank Act, and as such is subject to the examination, supervision, reporting and enforcement requirements of the OCC. Merchants Bank is also a member of the Federal Reserve System. The deposit accounts of each of the Banks are insured by the BIF of the FDIC. As BIF-insured banks, the Banks are also subject to the examination, supervision, reporting and enforcement requirements of the FDIC, as administrator of the BIF.

     DEPOSIT INSURANCE. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the year ended December 31, 1996, BIF assessments ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semi-annual assessment period beginning January 1, 1997, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Corporation is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Banks.

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

     SUPERVISORY ASSESSMENTS. Illinois banks and national banks are required to pay supervisory fees to the Commissioner and the OCC, respectively, to fund the operations of each agency. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the agency. During the year ended December 31, 1996, the State Banks paid supervisory fees to the Commissioner totaling $15,000, and Merchants Bank paid supervisory assessments to the OCC totaling $120,000.

     CAPITAL REQUIREMENTS. Federal regulations require the Banks to meet the following minimum capital standards: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (SEE "--The Corporation--Capital Requirements").

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     During the year ended December 31, 1996, none of the Banks was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996, each of the Banks exceeded its minimum regulatory capital requirements, as follows:


                                RISK-BASED         LEVERAGE
                              CAPITAL RATIO          RATIO
                              -------------        ----------

Merchants Bank                   11.61%              7.82%

Hinckley State Bank              12.17%              7.29%

Fox Valley Bank                  11.31%              7.68%

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

     DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks, such as the State Banks, may not pay, without prior regulatory approval, dividends in excess of their net profits. Similarly the National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as Merchants Bank. Generally, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years.

     The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. As of December 31, 1996, approximately $15.6 million was available to be paid as dividends to the Corporation by the Banks. Notwithstanding the availability of funds for dividends, however, the federal banking regulators may prohibit the payment of any dividends by the Banks if they determine such payment would constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Corporation and its subsidiaries, on investments in the stock or other securities of the Corporation and its subsidiaries and the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their respective directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal stockholders of the Corporation, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal stockholder of the Corporation may obtain credit from banks with which one of the Banks maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The FDIC and the OCC have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of state non-member banks and national banks, respectively. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the agency may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the agency, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Illinois banks, such as the State Banks, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks headquartered in Illinois, such as Merchants Bank, have the same branching rights in Illinois as banks chartered under Illinois law.

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegel-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997.

     STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks, such as the State Banks, are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the State Banks.

     FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Banks are in compliance with the foregoing requirements.

                                STATISTICAL DATA

     The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 1996 Annual Report herein incorporated by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Corporation's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances.

                          ANALYSIS OF AVERAGE BALANCES,
                        TAX EQUIVALENT INTEREST AND RATES
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                      1996                          1995                         1994
                                         --------------------------     -------------------------    -------------------------
                                         Average               Rate     Average              Rate    Average              Rate
                                         Balance    Interest   (%)      Balance   Interest    (%)    Balance   Interest   (%)
                                         -------    --------  -----     -------   --------   ----    -------   --------   ----
ASSETS
Securities:
  Taxable                                 $156,701   $10,119    6.42    $128,963    $8,123    6.23   $105,681   $5,851    5.64
  Non-taxable (tax equivalent)              52,662     4,177    8.09      51,042     4,264    8.37     46,285    4,005    8.62
                                          --------   -------   -----    --------   -------   -----   --------  -------   -----
     Total securities                      209,363    14,296    6.83     180,005    12,387    6.83    151,966    9,856    7.05
Federal funds sold                           7,776       415    5.34      11,883       732    6.16      1,584       79    4.99
Loans held for sale                          4,106       245    5.97       2,408       224    9.30      4,089      207    5.06
Net loans (tax equivalent)                 399,546    37,074    9.28     291,181    28,034    9.63    278,819   24,476    8.78
                                          --------   -------   -----    --------   -------   -----   --------  -------   -----
     Total interest earning assets         620,791    52,030    8.38     485,477    41,377    8.50    436,458   34,618    7.96
Cash and due from banks                     32,139         -       -      25,376         -       -     28,676        -       -
Allowance for loan losses                   (6,534)        -       -      (5,314)        -       -     (5,089)       -       -
Premises and equipment, net                 12,056         -       -       9,353         -       -      9,110        -       -
Accrued interest and other assets           25,326         -       -       6,543         -       -      6,094        -       -
                                          --------   -------   -----    --------   -------   -----   --------  -------   -----
     Total assets                         $683,778    52,030    7.91    $521,435    41,377    7.91   $475,249   34,618    7.31
                                          --------   -------   -----    --------   -------   -----   --------  -------   -----
                                          --------   -------   -----    --------   -------   -----   --------  -------   -----

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing deposits:
  NOW accounts                             $74,319     1,777    2.39     $66,687     1,571    2.36    $70,565    1,577    2.23
  Money market accounts                     54,535     1,759    3.23      31,604     1,138    3.60     33,196      885    2.67
  Savings                                   67,425     1,890    2.80      54,263     1,480    2.73     57,567    1,527    2.65
  Time, $100,000 and over                   80,483     4,450    5.53      59,964     3,323    5.54     43,246    1,922    4.44
  Other time                               205,321    12,036    5.86     153,214     8,988    5.87    119,839    5,880    4.91
  Federal funds purchased and securities
    sold under repurchase agreements        35,366     1,773    5.01      32,848     1,776    5.41     34,166    1,285    3.76
  Notes payable                             14,567       453    3.11       3,000       147    4.90      3,104      152    4.90
                                          --------   -------   -----    --------   -------   -----   --------  -------   -----
     Total interest bearing liabilities    532,016    24,138    4.54     401,580    18,423    4.59    361,683   13,228    3.66
Noninterest bearing deposits                95,293         -       -      69,167         -       -     67,947        -       -
Accrued interest and other liabilities       2,709         -       -       2,406         -       -      1,552        -       -
Stockholders' equity                        53,760         -       -      48,282         -       -     44,067        -       -
                                          --------   -------   -----    --------   -------   -----   --------  -------   -----
Total liabilities and
  stockholders' equity                    $683,778    24,138    3.53    $521,435    18,423    3.53   $475,249   13,228    2.78
                                          --------   -------   -----    --------   -------   -----   --------  -------   -----
                                          --------             -----    --------             -----   --------
Net interest income (tax equivalent)                 $27,892                       $22,954                     $21,390
                                                     -------                       -------                     -------
                                                     -------                       -------                     -------
Net interest income (tax equivalent)
   to total earning assets                                      4.49                          4.73                        4.92
                                                               -----                         -----                       -----
                                                               -----                         -----                       -----
Interest bearing liabilities to
  earnings assets                            85.70%                        82.72%                       82.87%
                                           -------                      --------                     --------
                                           -------                      --------                     --------

Notes: Nonaccrual loans are included in the above stated average balances.Tax equivalent basis is calculated using a marginal tax rate of 34%. Yields on securities available for sale are based on amortized cost.

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities. The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate. Interest income is measured on a tax equivalent basis using a 34% rate.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                                     1996 Compared to 1995                     1995 Compared to 1994
                                           ------------------------------------         ------------------------------------
                                                Change Due to                                Change Due to
                                           -----------------------                      ------------------------
                                            Volume          Rate            Net          Volume           Rate           Net
                                            ------         ------         ------         ------         ------         ------
EARNING ASSETS/INTEREST INCOME
Securities:
   Taxable                                  $1,774           $222         $1,996         $1,398           $874         $2,272
   Tax-exempt                                  134           (221)           (87)           402           (143)           259
 Federal funds sold                           (228)           (89)          (317)           631             22            653
 Loans and loans held for sale              10,209         (1,148)         9,061          1,010          2,565          3,575
                                            ------         ------         ------         ------         ------         ------
TOTAL EARNING ASSETS                        11,889         (1,236)        10,653          3,441          3,318          6,759
                                            ------         ------         ------         ------         ------         ------

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits:
 NOW accounts                                  183             23            206            (90)            84             (6)
 Money market accounts                         751           (130)           621            (44)           297            253
 Savings                                       368             42            410            (89)            42            (47)
 Time, $100,000 and over                     1,134             (7)         1,127            855            546          1,401
 Other time                                  3,055             (7)         3,048          1,826          1,282          3,108
Federal funds purchased and securities
  sold under repurchase agreements             131           (134)            (3)           (52)           543            491
Notes payable                                  378            (72)           306             (5)             -             (5)
                                            ------         ------         ------         ------         ------         ------
TOTAL INTEREST BEARING LIABILITIES           6,000           (285)         5,715          2,401          2,794          5,195
                                            ------         ------         ------         ------         ------         ------
NET INTEREST INCOME                         $5,889         $ (951)        $4,938         $1,040           $524         $1,564
                                            ------         ------         ------         ------         ------         ------
                                            ------         ------         ------         ------         ------         ------


Differences in the repricing dates of assets and liabilities are a primary component of risk to net interest income. A positive sensitivity gap implies that net interest income will increase as interest rates increase and decline as interest rates decline, assuming other factors remain unchanged. The repricing gap of earning assets and interest bearing liabilities as of December 31, 1996, is as follows:

                          INTEREST SENSITIVITY ANALYSIS



                                   0-3 Months         4-12 Months          1-5 Years            Over 5 Years          Total
                                   ----------          ----------          ----------           ---------           ---------
EARNING ASSETS:
Securities                         $   29,962          $   26,104          $   95,980           $  42,734           $ 194,780
Federal funds sold                      2,613                   -                   -                   -               2,613
Loans held for sale                     4,149                   -                   -                   -               4,149
Total loans                           155,758              72,633             180,364              48,047             456,802
                                   ----------          ----------          ----------           ---------           ---------
TOTAL EARNING ASSETS               $  192,482          $   98,737          $  276,344           $  90,781           $ 658,344
                                   ----------          ----------          ----------           ---------           ---------
                                   ----------          ----------          ----------           ---------           ---------
INTEREST BEARING
LIABILITIES:
Interest-bearing
deposits:
 NOW accounts                      $   75,991           $       -          $        -           $       -           $  75,991
 Money market accounts                 58,061                   -                   -                   -              58,061
 Savings                               67,232                   -                   -                   -              67,232
 Time, $100,000 and over               34,521              22,862              21,831                   -              79,214
 Other time                            43,329              58,780             106,160                   -             208,269
                                   ----------          ----------          ----------           ---------           ---------
                                   ----------          ----------          ----------           ---------           ---------
TOTAL INTEREST BEARING DEPOSITS       279,134              81,642             127,991                   -             488,767
Federal funds purchased and
  securities sold under repurchase
  agreements                           34,794               9,731                   -                   -              44,525
Note payable                            7,000                   -               3,500               3,500              14,000
                                   ----------          ----------          ----------           ---------           ---------
TOTAL INTEREST BEARING             $  320,928          $   91,373          $  131,491           $   3,500           $ 547,292
                                   ----------          ----------          ----------           ---------           ---------
                                   ----------          ----------          ----------           ---------           ---------
Interest sensitivity gap            $(128,446)         $    7,364          $  144,853           $  87,281           $ 111,052
Cumulative gap                       (128,446)           (121,082)             23,771             111,052             111,052
Interest sensitivity gap
to total assets                         -17.7%                1.0%               20.0%               12.1%               15.3%
Cumulative sensitivity
gap to total assets                     -17.7%              -16.7%                3.3%               15.3%               15.3%


Note: Callable investment securities are reported at the earlier of maturity or call date.Loans are placed in the earliest time frame in which maturity or repricing may occur.

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

                        SECURITIES PORTFOLIO COMPOSITION


                                                                 1996                       1995                       1994
                                                          ---------------------     ------------------------  --------------------
                                                                         % of                        % of                   % of
                                                           Amount     Portfolio      Amount       Portfolio    Amount    Portfolio
                                                          -------     ---------     -------       ---------   -------    ---------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities                                 $ 17,640          9.05%   $ 24,860           13.28%  $ 29,854       17.90%
U.S. Government agencies                                   76,980         39.52      53,481           28.57     41,540       24.90
U.S. Government agency mortgage backed securities          34,022         17.47      45,175           24.14     37,243       22.32
States and political subdivisions                          54,827         28.15      51,820           27.69     10,400        6.23
Collateralized mortgage obligations                         8,720          4.48       9,960            5.32      7,503        4.50
Equity securities                                           2,591          1.33       1,873            1.00      1,786        1.07
                                                         --------        ------    --------          ------   --------       -----
                                                          194,780        100.00     187,169          100.00    128,326       76.92
                                                         --------        ------    --------          ------   --------       -----

SECURITIES HELD TO MATURITY
States and political subdivisions                            -              -          -                -       38,505       23.08
                                                         --------        ------    --------          ------   --------       -----
Total                                                    $194,780        100.00%   $187,169          100.00%  $166,831      100.00%
                                                         --------        ------    --------          ------   --------       -----
                                                         --------        ------    --------          ------   --------       -----

Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). Collateralized mortgage obligations are secured by FHLMC, GNMA, or FNMA certificates.

As of December 31, 1996, and 1995, the Corporation held structured notes carried ar fair values of $4,236,000 and $6,415,000. The amortized cost of these securities was $4,250,000 and $6,462,000 as of December 31, 1996, and 1995.
These securities were issued by the FHLB, and the FNMA.

The following table presents the maturities and weighted average yield of securities by major category as of December 31, 1996. Yields are calculated on a tax equivalent basis using a 34% rate.

                   SECURITIES PORTFOLIO - MATURITY AND YIELDS



                                                        After One But      After Five But
                                         Within             Within             Within             After
                                        One Year          Five Years         Ten Years          Ten Years              Total
                                   ----------------   ----------------   -----------------  ------------------   ----------------
                                    Amount    Yield    Amount    Yield     Amount    Yield  Amount      Yield     Amount   Yield
                                   --------  ------   --------  ------   ---------  ------  ------    ---------  --------  ------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities           $ 8,539    4.71%   $ 9,101    5.53%   $     -        -%       -           -%  $ 17,640   5.13%
U.S. government agencies            32,296    7.03     41,767    6.80      2,917     6.59        -           -     76,980   6.89
U.S. government agency mortgage
 backed securities                   1,608    5.96     16,345    6.27     16,069     6.64        -           -     34,022   6.43
States and political
 subdivisions                        1,454    5.71     20,391    5.62     32,982     5.71        -           -     54,827   5.68
Collateralized mortgage
 obligations                             -       -          -       -      8,720     6.15        -           -      8,720   6.15
Other securities                     2,512    5.74          -       -         79     9.73        -           -      2,591   5.86
                                   -------    -----   -------    -----   -------    ------  ------    ---------  --------   -----
    Total                          $46,409    6.45%   $87,604    6.29%   $60,767     6.07%  $    -           -%  $194,780   6.26%
                                   -------    -----   -------    -----   -------    ------  ------    ---------  --------   -----



Standard, securities available for sale are carried at market value, with related unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 1996, net unrealized gains of approximately $429,000, reduced by deferred income taxes of $112,000, resulted in an increase in equity capital of approximately $317,000. As of December 31, 1995, net unrealized gains of approximately $2.2 million, reduced by deferred income taxes of approximately $747,000, resulted in an increase in equity capital of approximately $1.5 million.

As permitted by "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Corporation exercised a one time opportunity to reassess the appropriateness of the classifications of all securities held. Based on this review, in order to enhance liquidity and tax planning opportunities, the Corporation reclassified securities having an amortized cost of $39,664,000 and a net unrealized gain of $1,461,000 at December 15, 1995 from held to maturity to available for sale.

There were no significant concentrations of investments (greater than 10% of the Corporation's stockholders' equity) in any individual security issue except for U.S. Treasury securities and obligations of U.S. Government agencies and corporations. Although the Corporation held securities issued by municipalities within the states of Illinois and Wisconsin which in the aggregate exceeded 10% of stockholders' equity, none of the holdings from individual municipal issuers exceeded this threshold.

The following table presents the composition of the loan portfolio at December 31, in the years indicated:



                                 LOAN PORTFOLIO

                                    1996         1995         1994        1993       1992
                                 --------     --------     --------    --------   --------
Commercial and industrial        $161,847     $109,872     $112,828    $104,711   $103,265
Real estate - commercial           75,449       67,739       72,305      53,334     33,149
Real estate - construction         54,513       40,510       24,470      35,249     22,873
Real estate - residential          85,107       31,673       19,549      11,356      7,796
Installment                        73,918       50,489       53,806      73,861     78,416
Credit card receivables             6,697        5,644        4,119           -          -
Other loans                         1,188          455          937         293        438
                                 --------     --------     --------    --------   --------

  Gross loans                     458,719      306,382      288,014     278,804    245,937
Unearned discount                  (1,535)      (1,743)      (2,054)     (3,807)    (5,849)
Deferred loan fees                   (382)        (312)        (387)       (330)      (111)
                                 --------     --------     --------    --------   --------
  Total loans                     456,802      304,327      285,573     274,667    239,977
Allowance for loan losses          (7,274)      (5,176)      (5,140)     (4,705)    (4,161)
                                 --------     --------     --------    --------   --------
  Loans, net                     $449,528     $299,151     $280,433    $269,962   $235,816
                                 --------     --------     --------    --------   --------
                                 --------     --------     --------    --------   --------


The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 1996:

     MATURITY AND RATE SENSITIVITY OF LOANS


                                               Over 1 Year
                                             Through 5 Years             Over 5 Years
                                           -------------------       --------------------
                               One Year     Fixed     Floating       Fixed       Floating
                                or Less     Rate        Rate          Rate         Rate         Total
                               --------   --------    --------      -------      -------      --------
Commercial and industrial      $ 91,403   $ 39,361    $ 18,430      $ 8,043      $ 4,228      $161,465
Real estate - commercial         24,584     37,617       3,502        6,566        3,180        75,449
Real estate - construction       39,209      7,188       8,011          105            -        54,513
Real estate - residential           651      3,640          57        6,170       74,589        85,107
Installment                      23,937     37,305       2,166        4,253        4,722        72,383
Credit card receivables           6,697          -           -            -            -         6,697
Other loans                       1,188          -           -            -            -         1,188
                               --------   --------    --------      -------      -------      --------
  Total                        $187,669   $125,111    $ 32,166      $25,137      $86,719      $456,802
                               --------   --------    --------      -------      -------      --------
                               --------   --------    --------      -------      -------      --------


The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:




                              NONPERFORMING ASSETS

                                    1996         1995         1994        1993       1992
                                   ------       ------       ------      ------     ------
Nonaccrual loans                   $2,970       $1,135       $1,397      $1,956     $2,065
Loans past due 90 days or more
  and still accruing interest           -            -            -           -          -
Restructured loans                    359        1,047        2,102           -          -
                                   ------       ------       ------      ------     ------
     Total nonperforming loans      3,329        2,182        3,499       1,956      2,065
Other real estate                     333          566          845         223        164
                                   ------       ------       ------      ------     ------
     Total nonperforming assets    $3,662       $2,748       $4,344      $2,179     $2,229
                                   ------       ------       ------      ------     ------
                                   ------       ------       ------      ------     ------


Other problem assets - At December 31, 1996, there were no classified assets, other than the loans shown above.

During 1994, Merchants Bank agreed to modify the terms of three loans to one borrower totaling $3,077,000. Under the modified terms, Merchants Bank accepted a parcel of real estate in partial settlement and rewrote the remaining loan balances into two notes which have a total carrying value of $276,000 and $1,047,000 at December 31, 1996 and 1995, and fixed interest rates of 8.5% on each note, which was the market rate of interest for similar borrowers at the restructure date. Both notes were performing as agreed at December 31, 1996. These modifications resulted in a $168,000 loss charged to the allowance for loan losses in 1994. No interest income was recognized on the loan in 1994 prior to the modifications. Total restructured loans were $359,000 as of December 31, 1996 and $1,047,000 as of December 31, 1995. After
the restructuring, interest income recorded on the restructured loans was $117,000 for 1996 and $110,000 for 1995.

Impaired loans were as follows:
                                                              1996      1995
                                                             ------   ------
Year-end loans with no allowance for loan losses allocated   $  523   $    -
Year-end loans with allowance for loan losses allocated         905      921
Amount of the allowance allocated                               363      631

Average of impaired loans during the year                     1,480    2,378
Interest income recognized during impairment                    191      305
Cash-basis interest income recognized                            89      302

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for possible loan losses. Interest income of approximately $101,000 was recorded during 1996 on loans in nonaccrual status at December 31, 1996. Interest income which would have been recognized during 1996 had these loans been on an accrual basis throughout the year was approximately $335,000.

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                       1996        1995        1994         1993         1992
                                    ---------   ---------   ---------    ---------    ---------
Average total loans (exclusive of
  loans held for sale)              $ 399,546   $ 291,181   $ 278,819    $ 256,888    $ 221,762
                                    ---------   ---------   ---------    ---------    ---------
                                    ---------   ---------   ---------    ---------    ---------
Allowance at beginning of year      $   5,176   $   5,140   $   4,705    $   4,161    $   2,879
Increase due to the acquisition           798           -           -            -            -
  of Valley
Charge-offs:
     Commercial and industrial          1,193       1,248       1,321          839          938
     Real estate - commercial             126         272         393          375          374
     Real estate - construction             -           -          20            -            -
     Real estate - residential              5           -         150            *            *
     Installment and other loans          917         993       1,058        1,367        1,187
                                    ---------   ---------   ---------    ---------    ---------
          Total charge-offs             2,241       2,513       2,942        2,581        2,499
                                    ---------   ---------   ---------    ---------    ---------

Recoveries:
     Commercial and industrial            509         223         384          147          372
     Real estate - commercial             658          83         236          147           50
     Real estate - construction             -           -           -            -            -
     Real estate - residential              -           -          13            *            *
     Installment and other loans          360         460         446          408          297
                                    ---------   ---------   ---------    ---------    ---------
          Total recoveries              1,527         766       1,079          702          719
                                    ---------   ---------   ---------    ---------    ---------
Net charge-offs                           714       1,747       1,863        1,879        1,780
Provision for loan losses               2,014       1,783       2,298        2,423        3,062
                                    ---------   ---------   ---------    ---------    ---------
Allowance at end of period          $   7,274   $   5,176   $   5,140    $   4,705    $   4,161
                                    ---------   ---------   ---------    ---------    ---------
                                    ---------   ---------   ---------    ---------    ---------
Net charge-offs to average loans        0.18%       0.60%       0.67%        0.73%        0.80%
Allowance at year end to average
  loans                                 1.82%       1.78%       1.84%        1.83%        1.88%


*Charge-offs and recoveries of real estate - residential loans are reported above in real estate - commercial for years prior to 1994.

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

The following table shows the Corporation's allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:


                          ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                            1996                    1995                     1994                   1993                  1992
                    ------------------      -------------------      -------------------     -----------------     ----------------
                                  Loan                     Loan                     Loan                  Loan                 Loan
                                  Type                     Type                     Type                  Type                 Type
                                   to                       to                       to                    to                   to
                                 Total                    Total                    Total                 Total                Total
                     Amount      Loans       Amount       Loans       Amount       Loans      Amount     Loans      Amount    Loans
                    -------      -----      -------       -----      -------       -----     -------     -----     -------    -----
Commercial and
  industrial        $ 2,316       35.3%     $ 3,441        36.1%     $ 3,227        39.2%    $ 3,369      37.6%    $ 2,874     42.0%
Real estate -
  commercial            117       16.4          152        22.3          199        25.1         213      19.1          26     13.5
Real estate -
  construction          265       11.9          193        13.3          193         8.5          70      12.6          32      9.3
Real estate -
  residential           383       18.6          135        10.4           55         6.8           -       4.1           -      3.2
Installment and
  other loans         1,209       17.8          594        17.9          865        20.4         966      26.6         923     32.0
Unallocated           2,984                     661                      601                      87                   306
                    -------      -----      -------       -----      -------       -----     -------     -----     -------    -----
Total              $  7,274      100.0%     $ 5,176       100.0%     $ 5,140       100.0%    $ 4,705     100.0%    $ 4,161    100.0%
                    -------      -----      -------       -----      -------       -----     -------     -----     -------    -----
                    -------      -----      -------       -----      -------       -----     -------     -----     -------    -----


Notes: Allocations of the allowance for loan losses for real estate - residential loans are reported above in real estate - commercial for years prior to 1994.

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 1996:

                TIME DEPOSITS OF $100,000 OR MORE

     3 months or less                                       $ 43,970
     Over 3 months through 6 months                           11,211
     Over 6 months through 12 months                          12,348
     Over 12 months                                           11,685
                                                            --------
                                                            $ 79,214
                                                            --------
                                                            --------

The following table reflects categories of short-term borrowings having average balances during the year greater than 30% of stockholders' equity of the Company at the end of the year. During each year reported, securities sold under repurchase agreements are the only category meeting this criteria. Information presented is as of or for the year ended December 31, for the years indicated:

                              SHORT-TERM BORROWINGS

                                                   1996       1995      1994
                                                 --------   --------  --------
Balance at end of year                           $ 19,225   $ 22,626  $ 29,725
Weighted average interest rate                       5.52%      5.26%     4.97%
Maximum month-end amount
  outstanding during the year                    $ 30,975   $ 47,892  $ 29,860
Average amount outstanding during the year       $ 26,587   $ 31,298  $ 27,103
Weighted average interest rate during the year       4.94%      5.33%     3.59%

The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

                                 SELECTED RATIOS

                                                    1996       1995      1994
                                                   ------     ------    ------
Return on average total assets                      0.95%      1.19%     1.15%
Return on average equity                           12.14%     12.83%    12.39%
Average equity to average assets                    7.86%      9.26%     9.27%
Tier 1 capital to risk-adjusted assets              9.02%     14.54%    13.92%
Total capital to risk adjusted assets              10.26%     15.79%    15.18%
Tier 1 leverage ratio                               6.90%     10.31%     9.91%
Dividend payout ratio                              22.13%     19.91%    17.40%

Note: Unrealized gains (losses) on securities available for sale are included in the average balances used to calculate these ratios.

ITEM 2.  PROPERTIES

         The principal offices of both the Corporation and Merchants Bank are located in Merchants Bank's main office building located at 34 South Broadway, Aurora, Illinois. The location is owned by Merchants Bank and consists of a four-story building built in 1872. It is constructed of brick exterior walls and in the early 1970's a granite, limestone and metal exterior was added to the south and west sides. The west side facade was extended to include three additional buildings north of the building. The entire office complex currently comprises approximately 60,500 square feet. Merchants Bank also owns three adjacent parking lots which can accommodate approximately 210 cars.

         Management is currently studying alternatives regarding the future of Merchants Bank's main office building. The building is in need of renovation to improve work flow and effectively serve customers. As part of this process, some departments may be relocated to other Corporation-owned facilities or to an as yet unidentified location. Additional investment in the Corporation's properties is anticipated, but specific plans, including costs and timing, have not yet been determined.

         Merchants Bank's downtown drive-up facility is located at 205 East Downer Place in Aurora and comprises approximately 9,950 square feet. The one-story building is owned by Merchants Bank and has eight drive-up windows. The basement of this facility houses the data processing department.

         Merchants Bank's Fox Valley Villages branch is a full-service facility located at Long Grove Drive and Route 34 in Aurora. The one-story building is owned by Merchants Bank and comprises approximately 3,400 square feet. The branch has three drive-up lanes and four teller stations. The basement of this building contains a safe deposit vault and is also being used for storage, a conference room and rental space.

         Merchants Bank's Douglas Square branch is a full-service facility located at 1 Merchants Plaza in Oswego, Illinois. The 16,300 square foot building is owned by Merchants Bank and was built in 1989. The three-story brick building has six drive-in lanes and six teller stations. The basement of this building is being used as a training room, an employee lounge and for storage. There is a parking lot which can accommodate a total of approximately 85 cars.

         Merchants Bank's West Plaza branch is a full-service facility with six drive-up lanes located at 1851 West Galena Boulevard in Aurora. The two-story, 28,100 square foot building is owned by Merchants Bank and was constructed in 1962. During 1994, the entire first and second floors of this building were remodeled to provide space for the trust department and mortgage division. Merchants Bank also rents 5,000 square feet of space available at this location. There are two parking lots which can accommodate 90 cars.

         Merchants Bank also has a branch located in the Cub Foods store in Aurora at 55 Constitution Drive. A Facility License and Construction Agreement with International Banking Technologies, Inc. was entered into in June, 1992, under which the Merchants Bank is permitted to operate a bank branch in the Cub Foods store for a term of 20 years, ending January 25, 2013.

         Merchants Bank's Randall Square branch is a full service facility with 4 drive-up lanes located at 1771 Merchants Drive in Geneva, Illinois. The one-story, 6,200 square foot building is owned by Merchants Bank and construction was completed in the first quarter of 1996.

         Merchants Bank has a loan production office located at 3 North Smith Street in Aurora. Merchants Bank leases approximately 1,200 square feet under a three year lease entered into in September, 1994, which may be extended for an additional three years at the option of Merchants Bank.

         Merchants Bank has a loan production office located in Yorkville, Illinois, at 520 Countryside Center. Approximately 1,100 square feet are leased under a three year agreement entered into in June, 1994, which may be extended for an additional three years at the option of the Merchants Bank.

         Hinckley State Bank's main office is located in Hinckley Illinois, at 101 W. Lincoln. The two story, 10,900 square foot building is owned and occupied entirely by Hinckley State Bank. A full service facility is located at 80 N. Dugan Road, Sugar Grove. This 1,900 square foot facility was built by Hinckley State Bank in 1993.

         Fox Valley Bank's main office is located at 1600 East Main Street, in St. Charles. The location consists of 5,100 square feet of leased office space. Fox Valley Bank leases a 1,800 square foot full service facility located at 1525 West Main Street, in St. Charles, Illinois. A full service facility is located in 1,200 square feet of leased office space located at 629 West State Street, Geneva, Illinois.

ITEM 3.  LEGAL PROCEEDINGS

         The Banks have certain collection suits in the ordinary course of business against their debtors and are defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Banks or on the consolidated financial position of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               AND RELATED SECURITY HOLDER MATTERS

         The Corporation incorporates by reference the information contained on page 40 of the 1996 Annual Report (attached hereto as Exhibit 13) under the caption "Market for the Registrant's Common Stock and Related Security Holder Matters." As of March 3, 1997, there were 785 holders of record of the Corporation's common stock.

         The Corporation also incorporates by reference the information contained on page 26 of the 1996 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note 17 - Stockholder Rights Plan."

         The Corporation also incorporates by reference the information contained on page 25 of the 1996 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note 16 - Capital Matters."

ITEM 6.  SELECTED FINANCIAL DATA

         The Corporation incorporates by reference the information contained on page 8 of the 1996 Annual Report (attached hereto as Exhibit 13) under the caption "Merchants Bancorp, Inc. and Subsidiary Financial Highlights."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Corporation incorporates by reference the information contained on pages 30 - 39 of the 1996 Annual Report (attached hereto as Exhibit 13) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Corporation incorporates by reference the following financial statements and related notes from the 1996 Annual Report (attached hereto as Exhibit 13):

                                                            ANNUAL REPORT
                                                               PAGE NO.
                                                            -------------
         Consolidated Balance Sheets                              9
         Consolidated Statements of Income                        10
         Consolidated Statements of Cash Flows                    11
         Consolidated Statements of Stockholders' Equity          12
         Notes to Consolidated Financial Statements               13-28
         Independent Auditors' Report                             29


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Corporation incorporates by reference the information contained on pages 1,2 and 3 of the Proxy Statement for the 1997 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Election of Directors."

EXECUTIVE OFFICERS OF THE REGISTRANT AND SUBSIDIARY

NAME, AGE AND YEAR         POSITIONS WITH REGISTRANT AND
BECAME EXECUTIVE OFFICER   BUSINESS EXPERIENCE DURING
OF THE REGISTRANT          PAST FIVE YEARS
------------------------   -----------------------------
Calvin R. Myers            Chairman of the Board, President and Chief Executive
Age 54     1982            Officer (1987-present), Director of the Corporation
                           (1986-present); Chairman of the Board and CEO
                           (1987-1991), Director of First American Bank
                           (1985-1991); Chairman of the Board and CEO
                           (1987-present), President (1989-present),
                           Director of the Bank (1986-present).

Frank K. Voris             Vice President of the Corporation (1993-present);
Age 57     1985            Executive Vice President and Chief Operating Officer
                           (1990-present), Senior Vice President (1985-1987),
                           Director of the Bank (1990-present); President of
                           First American Bank (1987-1991).

Randal A. Wright           Executive Vice President, Commercial Banking Division
Age 45     1989            (1993-present); Senior Vice President and Director of
                           Commercial Banking of the Bank (1989-1993);
                           President and CEO of First National Bank of Oelwein,
                           Iowa (1985-1989).

Terence L. Kothe           Executive Vice President, Trust and Financial
Age 53     1992            Services (1992-present) of the Bank; Vice President,
                           Senior Trust and Investment Officer (1973-1992) of
                           Old Second National Bank of Aurora.

J. Douglas Cheatham        Vice President and Chief Financial Officer of the
Age 40     1990            Corporation (1993-present); Vice President and
                           Financial Officer (1990-present), Financial Officer
                           (1988-1990), Analyst of the Bank (1987-1988).

Gerald M. Lanigan          Senior Vice President and Trust Officer of the Bank
Age 47     1984            (1985-present).

Scott B. Everhart          Senior Vice President of Operations (1990-present),
Age 45     1988            Director of Operations (1988-present), Management
                           Analysis Director of the Bank (1986-1988).

        There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

ITEM 11.        EXECUTIVE COMPENSATION

        The Corporation incorporates by reference the information contained on page 3 of the Proxy Statement for the 1997 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Compensation of Directors," and on pages 5 - 10 under the caption "Executive Compensation." The sections in the Proxy Statement marked "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this Form 10-K.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Corporation incorporates by reference the information contained on pages 3 - 5 of the Proxy Statement for the 1997 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Corporation incorporates by reference the information contained on page 11 of the Proxy Statement for the 1997 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Transactions with Management."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  INDEX TO FINANCIAL STATEMENTS

             The following consolidated financial statements and related notes are incorporated by reference from the 1996 Annual Report (attached hereto as Exhibit 13).

                                                       ANNUAL REPORT
                                                         PAGE NO.
                                                       -------------
     Consolidated Balance Sheets                            9
     Consolidated Statements of Income                      10
     Consolidated Statements of Cash Flows                  11
     Consolidated Statements of Stockholders' Equity        12
     Notes to Consolidated Financial Statements             13-28
     Independent Auditors' Report                           29

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

      (10) (b) Agreement for Facility License and Construction Agreement dated June 18, 1992, between International Banking Technologies, Inc., a Georgia corporation, and The Merchants National Bank of Aurora (filed as Exhibit 10(g) of the Corporation's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

      (10) (c) Employment Agreement dated August 30, 1993, between the Corporation and Calvin R. Myers (filed as Exhibit 10.8 to its Registration Statement on Form S-2, No. 33-68684, which was filed with the Securities and Exchange Commission on October 8, 1993, and incorporated herein by reference)

      (13)     The Corporation's 1996 Annual Report to
               Stockholders

      (22)     A list of all subsidiaries of the Corporation

      (23)     Consent of Crowe, Chizek & Company LLP

      (27)     Financial Data Schedule

      (99) The Corporation's Proxy Statement for the annual meeting of stockholders to be held April 15, 1997. The sections marked "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this 10-K.

               (b) REPORTS ON FORM 8-K

                                   SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERCHANTS BANCORP, INC.


                                        BY:  /s/Calvin R. Myers
                                        ---------------------------------
                                        Calvin R. Myers, Chairman of the Board,
                                        President and Chief Executive Officer


                                        BY:  /s/J. Douglas Cheatham
                                        ---------------------------------
                                        J. Douglas Cheatham,
                                        Vice President and Chief Financial
                                        Officer

DATE:  March 27, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE         TITLE                                   DATE
       ---------         -----                                   ----


/s/Calvin R. Myers       Chairman of the Board; Director;        March 27, 1997
----------------------   President and Chief Executive Officer
Calvin R. Myers

/s/C. Tell Coffey        Director                                March 27, 1997
----------------------
C. Tell Coffey


/s/William C. Glenn      Director                                March 27, 1997
----------------------
William C. Glenn


/s/William F. Hejna      Director                                March 27, 1997
----------------------
William F. Hejna


/s/John M. Lies          Director                                March 27, 1997
----------------------
John M. Lies


/s/James D. Pearson      Director                                March 27, 1997
----------------------
James D. Pearson


/s/Frank A. Sarnecki     Director                                March 27, 1997
----------------------
Frank A. Sarnecki


/s/John J. Swalec        Director                                March 27, 1997
----------------------
John J. Swalec

       SIGNATURE         TITLE                                   DATE
       ---------         -----                                   ----



/s/Norman L. Titiner     Director                                March 27, 1997
----------------------
Norman L. Titiner


/s/William S. Wake       Director                                March 27, 1997
----------------------
William S. Wake


/s/J. Douglas Cheatham   Vice President and Chief Financial      March 27, 1997
----------------------   Officer
J. Douglas Cheatham

EXHIBIT                                                               SEQUENTIAL
  NO.     DESCRIPTION OF EXHIBITS                                       PAGE NO.
-------   -----------------------                                     ----------
 (3)(a)   Its Restated Certificate of Incorporation (filed as an           --
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

 (3)(b)   By-laws of Merchants Bancorp, Inc. (filed as Exhibit 3(c)        --
          of the Corporation's 10-K for the fiscal year ended
          December 31, 1987, and incorporated herein by reference)

 (4)(a)   Article Fourth of its Restated Certificate of                    --
          Incorporation (filed as Exhibit 3(a) to its Registration
          Statement on Form S-14, No. 2-96562, which was filed with the Securities and Exchange Commission on March 21, 1985, and incorporated herein by reference)

 (4)(b)   Article II and Article VII, Section 1, of its By-laws, as        --
          amended February 17, 1987 (filed as Exhibit 3(c) of the
          Corporation's 10-K for the year ended December 31, 1987, and incorporated herein by reference)

 (4)(c)   The Rights Agreement dated January 4, 1989, between the          --
          Corporation and The Merchants National Bank of Aurora
          (filed as Exhibit 1 on the Corporation's Form 8-K as filed with the Securities and Exchange Commission on January 12, 1989, and incorporated herein by reference)

 (10)(a)  Rights Agreement dated January 4, 1989 between the               --
          Corporation and The Merchants Bank of Aurora (filed as
          Exhibit 1 to the Corporation's Form 8-K as filed with the Securities and Exchange Commission on January 12, 1989,
          and incorporated herein by reference)
 (10)(b   Agreement for Facility License and Construction Agreement        --
          dated June 18, 1992, between International Banking
          Technologies, Inc., a Georgia corporation, and The
          Merchants National Bank of Aurora (filed as Exhibit 10(g) of the Corporation's Form 10-K for the year ended
          December 31, 1992, and incorporated herein by reference)

 (10)(c)  Employment Agreement dated August 30, 1993, between the          --
          Corporation and Calvin R. Myers (filed as Exhibit 10.8 to its Registration Statement on Form S-2, No. 33-68684, which was filed with the Securities and Exchange
          Commission on October 8, 1993, and incorporated herein by reference)

  (13)    The Corporation's 1996 Annual Report to Stockholders           24 - 67

  (22)    A list of all subsidiaries of the Corporation                    68

  (23)    Consent of Crowe, Chizek & Company LLP                           69

  (27)    Financial Data Schedule                                          --

  (99)   The Corporation's Proxy Statement for the annual meeting        70 - 84
         of stockholders to be held April 15, 1997. The sections marked "Board Compensation Committee Report on Executive
         Compensation" and "Stockholder Return Performance
         Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this 10-K.