Form 10-Q
period 1997-03-31
MERCHANTS BANCORP INC/DE/
filed 1997-05-13
CIK 707817

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1997

                                      OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
     For transition period from __________________ to __________________

                           Commission File Number 0 -14484

                               MERCHANTS BANCORP, INC.
                      ------------------------------------------
                (Exact name of Registrant as specified in its charter)


          DELAWARE                                         36-3182868
---------------------------------                ------------------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)


                   34 SOUTH BROADWAY, AURORA, ILLINOIS        60507
                  -------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)


                                    (630) 896-9000
                    ---------------------------------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 31, 1997, the Registrant had outstanding 2,579,522 shares of common stock, $1.00 par value per share.

                          MERCHANTS BANCORP, INC.

                        Form 10-Q Quarterly Report

                              Table of Contents


                                    PART I
                                                                 Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .      1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . .      7


                                   PART II

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .     13
Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . .     13
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .     13
Item 4.  Submission of Matters to a Vote of Security Holders. . . . .     13
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .     13
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .     13


Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . .    14

                       PART I - FINANCIAL INFORMATION
                           MERCHANTS BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               March 31, 1997     December 31, 1996
ASSETS
Cash and due from banks                                           $ 35,621            $ 42,455
Federal funds sold                                                   1,930               2,613
Securities available for sale                                      192,182             194,780
Loans held for sale                                                  2,038               4,149
Loans                                                              464,940             456,802
Allowance for loan losses                                            7,438               7,274
                                                                  --------            --------
    Net loans                                                      457,502             449,528
Premises and equipment, net                                         11,919              12,100
Other real estate owned                                                514                 333
Mortgage servicing rights                                            1,457               1,438
Goodwill, net                                                        6,885               6,977
Core deposit intangible assets, net                                  2,352               2,452
Accrued interest and other assets                                    9,377               7,584
                                                                  --------            --------
    Total assets                                                  $721,777            $724,409
                                                                  --------            --------
                                                                  --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                             $111,564            $112,203
  Interest-bearing                                                 503,729             488,767
                                                                  --------            --------
    Total deposits                                                 615,293             600,970
Federal funds purchased and securities
  sold under repurchase agreements                                  31,713              44,525
Notes payable                                                       14,000              14,000
Accrued interest and other liabilities                               2,314               6,716
                                                                  --------            --------
    Total liabilities                                              663,320             666,211

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
  Authorized 500,000 shares; none issued                                --                  --
Common stock, $1 par value authorized 6,000,000 shares;
  issued 2,606,690                                                   2,607               2,607
Surplus                                                             18,505              18,468
Retained earnings                                                   38,253              36,962
Unrealized net gain (loss) on securities available for sale           (760)                317
Treasury stock, at cost, 27,168 shares in 1997 and
  28,607 shares in 1996                                               (148)               (156)
                                                                  --------            --------
    Total stockholders' equity                                      58,457              58,198
                                                                  --------            --------
    Total liabilities and
      stockholders' equity                                        $721,777            $724,409
                                                                  --------            --------
                                                                  --------            --------


See accompanying notes to consolidated financial statements.

                           MERCHANTS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    1997                1996
INTEREST INCOME
Loans, including fees                                            $  10,132            $  8,792
Loans held for sale                                                     42                  41
Securities:
  Taxable                                                            2,278               2,413
  Tax-exempt                                                           673                 705
Federal funds sold                                                      38                 112
                                                                 ---------           ---------
  Total interest income                                             13,163              12,063
                                                                 ---------           ---------
INTEREST EXPENSE
Deposits                                                             5,642               5,487
Federal funds purchased and
  securities sold under repurchase agreements                          475                 339
Notes payable                                                          237                 170
                                                                 ---------           ---------
  Total interest expense                                             6,354               5,996
                                                                 ---------           ---------
  Net interest income                                                6,809               6,067
Provision for loan losses                                              486                 483
                                                                 ---------           ---------
  Net interest income after provision for loan losses                6,323               5,584
                                                                 ---------           ---------
OTHER INCOME
Trust income                                                           552                 508
Mortgage banking income                                                492                 516
Service charges and fees                                               995                 892
Securities gains, net                                                   42                  20
Other income                                                           232                 254
                                                                 ---------           ---------
  Total other income                                                 2,313               2,190
                                                                 ---------           ---------
OTHER EXPENSE
Salaries and employee benefits                                       3,253               2,944
Occupancy expense, net                                                 471                 371
Furniture and equipment expense                                        420                 379
Amortization of goodwill                                                92                  96
Amortization of core deposit intangible assets                          99                 101
Other expense                                                        1,990               1,665
                                                                 ---------           ---------
  Total other expense                                                6,325               5,556
                                                                 ---------           ---------
Income before income taxes                                           2,311               2,218
Provision for income taxes                                             582                 681
                                                                 ---------           ---------
  Net income                                                      $  1,729            $  1,537
                                                                 ---------           ---------
                                                                 ---------           ---------

Earnings per share                                                   $0.67               $0.60
Cash dividends declared per share                                    $0.17               $0.14
Weighted average shares outstanding                              2,575,076           2,573,282
Ending shares outstanding                                        2,576,767           2,574,091


See accompanying notes to consolidated financial statements.

                          MERCHANTS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)


                                                                              1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $1,729         $1,537
Adjustments to reconcile net income to cash from operating activities:
    Depreciation                                                               413            356
    Amortization of mortgage servicing rights                                   93             61
    Provision for loan losses                                                  486            483
    Net change in mortgage loans held for sale                               2,209          1,422
    Net gain on sales of loans                                                 (98)          (101)
    Provision for deferred taxes                                                44            259
    Change in net income taxes payable                                        (111)           581
    Change in accrued interest and other assets                             (1,906)         4,405
    Change in accrued interest and other liabilities                        (3,780)          (265)
    Premium amortization and discount accretion on securities                   13            175
    Securities gains, net                                                      (42)           (20)
    Amortization of goodwill                                                    92             96
    Amortization of core deposit intangible assets                             101            101
    Other, net                                                                   0           (229)
                                                                           -------        -------
    Net cash from operating activities                                        (757)         8,861
                                                                           -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale                          9,870         18,789
Proceeds from sales of securities available for sale                         6,542          2,520
Purchases of securities available for sale                                 (15,417)       (29,122)
Net principal disbursed or repaid on loans                                  (8,641)         5,209
Proceeds from sales of other real estate                                         0            179
Acquisition of Valley Banc Services Corp., net of cash
  and cash equivalents acquired                                                  0         (5,134)
Purchase of subsidiaries, net assets held for sale                               0         (8,189)
Property and equipment expenditures                                           (232)        (1,299)
                                                                           -------        -------
  Net cash from investing activities                                        (7,878)       (17,047)
                                                                           -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                      14,323         11,009
Net change in short-term borrowings                                        (12,812)         3,117
Payments on notes payable                                                        0         (6,550)
Proceeds from notes payable                                                      0         14,000
Dividends paid, net of dividend reinvestments                                 (393)          (360)
                                                                           -------        -------
  Net cash from financing activities                                         1,118         21,216
                                                                           -------        -------
  Net change in cash and cash equivalents                                   (7,517)        13,030
  Cash and cash equivalents at beginning of period                          45,068         28,166
                                                                           -------        -------
  Cash and cash equivalents at end of period                               $37,551        $41,196
                                                                           -------        -------
                                                                           -------        -------


See accompanying notes to consolidated financial statements.

                            MERCHANTS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (TABLE AMOUNTS IN THOUSANDS)


NOTE 1:  BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended March 31, 1997, are not necessarily indicative of the results expected for the year ending December 31, 1997.

NOTE 2: SECURITIES

Amortized costs, gross of unrealized gains and losses, and fair values of securities are summarized as follows:


                                                                  March 31, 1997
                                              -------------------------------------------------
                                                              Gross        Gross
                                              Amortized    Unrealized    Unrealized      Fair
                                                Cost          Gains        Losses       Value
                                              ---------    ----------    ----------    --------
Securities available for sale:
  U.S. Treasury                               $ 13,629       $    1      $   (88)      $ 13,542
  U.S. Government agencies                      82,556           88       (1,076)        81,568
  U.S. Government agency
    mortgage backed securities                  32,328          150         (378)        32,100
  States and political subdivisions             53,767        1,278         (785)        54,260
  Collateralized mortgage obligations            8,792            3         (168)         8,627
  Other securities                               2,260            0         (175)         2,085
                                              --------       ------      -------       --------
                                              $193,332       $1,520      $(2,670)      $192,182
                                              --------       ------      -------       --------
                                              --------       ------      -------       --------
                                                                 December 31, 1996
                                              -------------------------------------------------
                                                              Gross        Gross
                                              Amortized    Unrealized    Unrealized      Fair
                                                Cost          Gains        Losses       Value
                                              ---------    ----------    ----------    --------
Securities available for sale:
  U.S. Treasury                               $ 17,685       $   28      $   (73)      $ 17,640
  U.S. Government agencies                      76,998          396         (414)        76,980
  U.S. Government agency
    mortgage backed securities                  34,148          134         (260)        34,022
  States and political subdivisions             53,864        1,419         (456)        54,827
  Collateralized mortgage obligations            8,878            0         (158)         8,720
  Equity securities                              2,778            0         (187)         2,591
                                              --------       ------      -------       --------
                                              $194,351       $1,977      $(1,548)      $194,780
                                              --------       ------      -------       --------
                                              --------       ------      -------       --------

                            MERCHANTS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3:  LOANS

Major classifications of loans are as follows:

                                                 March 31,      December 31
                                                   1997            1996
                                                 ---------      -----------
    Commercial and industrial                    $155,211        $161,847
    Real estate - commercial                       81,946          75,449
    Real estate - construction                     56,811          54,513
    Real estate - residential                      88,211          85,107
    Installment                                    76,686          73,918
    Credit card receivables                         6,814           6,697
    Other loans                                     1,056           1,188
                                                 --------        --------
                                                  466,735         458,719
    Unearned discount                              (1,436)         (1,535)
    Deferred loan fees                               (359)           (382)
                                                 --------        --------
           Total loans                           $464,940        $456,802
                                                 --------        --------
                                                 --------        --------

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the three months ended March 31:


                                                 1997           1996
                                                ------         ------
    Balance, January 1                          $7,274         $5,176
    Balances of acquired subsidiaries
     as of January 3                                 0            798
    Provision charged to operations                486            483
    Loans charged-off                             (465)          (444)
    Recoveries                                     143            359
                                                ------         ------
           Balance, end of period               $7,438         $6,372
                                                ------         ------
                                                ------         ------

NOTE 5:  EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory pension plan covering substantially all full-time employees of the Company and the Merchants National Bank who have completed age and service requirements. On January 5, 1996, all pension plan benefits were frozen, with the intent of considering alternative methods of providing retirement benefits to employees. In December, 1996, the Company approved terminating the pension plan, which is expected to be completed during 1997. A discretionary contribution to the employee contributory thrift plan was increased in order to mitigate the impact of this decision on employees. Management is continuing to evaluate other ways in which retirement benefits may be enhanced.

The Company also maintains an Employee Contributory Thrift Plan (the
"Thrift Plan"). The Thrift Plan covers employees who work a minimum of 1,000 hours per year and have been with the Company at least one year. Vesting in Company contributions to the Thrift Plan is scheduled over seven years from the date of employment. Hinckley State Bank and Fox Valley Bank employees were given full credit for past employment service. The Company contributes an amount determined by the Board of Directors to all eligible participants. In addition, for each dollar the participant deposits up to 6% of annual salary, the Company will contribute an additional fifty cents. Total contributions under the Thrift Plan amounted to approximately $210,000, and $74,000 for the three months ended March 31, 1997 and 1996.

NOTE 6:  NOTES PAYABLE

Notes payable consists of two notes of $7 million each, the proceeds of which were used to finance the acquisition of Valley Banc Services Corp. ("Valley") on January 3, 1996. A revolving note bears interest at the prevailing Federal funds rate or 1% above LIBOR, at the quarterly election of the Company. A fixed rate note bears interest at a rate of 7.03%.

NOTE 7: PENDING ACCOUNTING CHANGES

Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The effect on the financial statements is considered to be not material.

On March 3, 1997, the FASB issued Statement No. 128, Earnings Per Share, which is effective for financial statements beginning with year end 1997. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect the future basic earnings per share and diluted earnings per share.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $1,729,000, or 67 cents per share, a 12.5% increase compared to $1,537,000, or 60 cents per share earned in the first quarter of 1996. Net interest income grew 12.2%, to $6,809,000 in the first quarter of 1997 compared with the first quarter of 1996. Noninterest income grew 5.6% to $2,313,000, and noninterest expenses grew 13.8% to $6,325,000.

NET INTEREST INCOME

Net interest income was $6.8 million and $6.0 million during the three months ended March 31, 1997, and 1996, an increase of about 12%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 4.45% for the three months ended March 31, 1997, and 4.36% a year earlier. Net interest income rose because of an increase in earning assets, from an average of $596.7 million during the first quarter of 1996, to $655.5 million during the first quarter of 1997. A greater proportion of earning assets were invested in loans in the first quarter of 1997, than a year earlier. Because loans generally have a higher interest rate than securities, this contributed to the increase in the net interest margin.

OTHER INCOME

Noninterest income excluding securities gains was $2,271,000 for the three months ended March 31, 1997 and $2,170,000 for the same period in 1996, an increase of $101,000, or 4.7%. Trust income increased $44,000, or about 8.7% for the quarter. Mortgage banking fee income of $492,000, reflected a $24,000 (4.7%) decline. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and is also sensitive to interest rate levels and expectations. Most fixed rate mortgages which the Company originates are sold and the servicing is retained. The servicing portfolio provides a source of income which is generally more stable than origination fees. The portfolio of loans serviced for others totaled $260 million as of March 31, 1997, compared to $239 million a year earlier.

Service charges and fees increased $103,000 (11.6%) from $892,000 in the first quarter of 1996, to $955,000 in the first quarter of 1997. Service charges and fees includes service charges on deposit accounts, which may be expected to increase, in the aggregate, as deposits grow. Deposits grew $52.6 million (9.4%) from March 31, 1996, to March 31, 1997.

Sales of securities available for sale resulted in gains of $42,000 in the first three months of 1997, and $20,000 a year earlier. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Salary and benefit expenses increased from $2,944,000 during the three months ended March 31, 1996, to $3,253,000 for the same period in 1997, an increase of $309,000 (10.5%). The full-time equivalent number of employees was 330 as of March 31, 1996, and 332 as of March 31, 1997. Due to changes in the management of retirement benefits (Note 5), contributions to the Company's Thrift Plan increased approximately $110,000, to $210,000 in the first quarter of 1997. The remaining increase in salaries and benefits was primarily the result of increases in salaries and commissions.

Occupancy expenses of $471,000 during the first quarter of 1997, were $100,000 (27%) higher the in the first quarter of 1996. Furniture and equipment expenses were $41,000 (11%) higher during the first quarter of 1997,

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED


compared to the same period in 1996. Occupancy and fixed asset expenses increased, primarily due to the opening of a new branch of Merchants National Bank at Randall Square in Geneva, Illinois in March, 1996.

Other expenses were $1,990,000, or $325,000 (20%) higher in the first quarter of 1997, than in the first quarter of 1996. Debit card and ATM fee expenses increased $91,000. Fees paid to correspondents to originate mortgage loans increased $59,000. Other factors contributing to the increase in expenses were legal fees related to corporate activities and to loan workout situations, amortization of mortgage servicing, and increases in general operating costs.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $8.1 million (1.8%) to $464.9 million as of March 31, 1997, from $456.8 million as of December 31, 1996. Commercial loans decreased $6.6 million (4.1%), from $161.8 million as of December 31, 1996, to $155.2 million as of March 31, 1997. Commercial real estate loans increased more than any other category, growing to $81.9 million as of March 31, 1997, from $75.4 million as of December 31, 1996, an increase of $6.5 million (8.6%). Construction loans increased $2.3 million (4.2%), to $56.8 million as of March 31, 1997. Residential real estate loans increased $3.1 million (3.7%), to $88.2 million, from $85.1 million as of December 31, 1996. These loans are primarily adjustable rate mortgages. These increases reflect the continued strength of the Fox Valley economy in general, and the real estate market in particular.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $4.1 million as of December 31, 1996, and $2.0 million as of March 31, 1997. The carrying value of these loans approximated the market value at that time.

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

The Company's provision for loan losses was $486,000 for the first three months of 1997, compared to $483,000 a year earlier. Net charge-offs for the three months ended March 31, were $322,000 and $85,000 in 1997 and 1996, respectively. The level of charge-offs in the first quarter of 1997, was more indicative of an expected level of charge-offs than the first quarter of 1996. The allowance for loan losses as a percentage of total loans was 1.60% as of March 31, 1997 and 1.59% as of December 31, 1996. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $3,930,000 as of March 31, 1997, from $2,970,000 as of December 31, 1996. Most of the difference in nonaccrual loans is related to three commercial loans which were moved to this status while these situations are being addressed. Management does not believe that this represents a decline in the overall quality of the loan portfolio. There were no loans past due ninety days or more as of either March 31, 1997, or December 31, 1996. Renegotiated loans increased $138,000 to $497,000 as of March 31, 1997. Most of this total represents loans to a single borrower which were renegotiated during 1995, and are fully collateralized and are in accordance with the modified terms.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Other real estate owned increased from $333,000 as of December 31, 1996, to $514,000 as of March 31, 1997, as some property was transferred from loans. Property acquired from a single borrower in the first quarter of 1995 comprised most of the balance as of each date. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of March 31, 1997, net unrealized losses of $1,150,000, reduced by deferred income taxes of $391,000, resulted in a decrease in equity capital of approximately $760,000. As of December 31, 1996, net unrealized gains of $429,000, net of deferred income taxes of $112,000, resulted in an increase in equity capital of $317,000.

The fair value of securities available for sale declined $2.6 million (1%) during the first three months of 1997, to $192.2 million as of March 31, 1997, from $194.8 million as of December 31, 1996. U.S. Treasury securities declined from $17.6 million as of December 31, 1996, to $13.5 million as of March 31, 1997, a 23% decline. U.S. government agency securities grew from $77.0 million as of December 31, 1996, to $81.6 million as of March 31, 1997, an increase of $4.6 million (6%). U.S. government agency mortgage backed securities declined $1.9 million (6%), from $34.0 million as of December 31, 1996, to $32.1 million as of March 31, 1997. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

DEPOSITS AND BORROWED FUNDS

Total deposits of $615.3 million as of March 31, 1997, represented an increase of $14.3 million (2.4%) from $601.0 million as of December 31, 1996. Noninterest-bearing deposits were $111.6 million as of March 31, 1997, nearly unchanged from $112.2 million as of December 31, 1996. At the same time, interest-bearing deposits increased $13.7 million (2.8%), including $6.0 million in certificates of deposit of $100,000 or more, and $8.0 million in certificates of deposit under $100,000. There were no significant changes in deposit structure or management's strategies in acquiring deposits in the first quarter of 1997.

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

CAPITAL RESOURCES

The Company and its three subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weights, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

Minimum capital requirements are:


                          Total Capital to Risk    Tier I Capital to Risk     Tier I Capital to
                             Weighted Assets           Weighted Assets         Average Assets
                          ---------------------    ----------------------     -----------------
Well capitalized                 10%                         6%                      5%
Adequately capitalized            8%                         4%                      4%
Undercapitalized                  6%                         3%                      3%


The Company and the Banks were categorized as well capitalized as of March 31, 1997. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

Capital levels and minimum required levels (dollars in thousands):

                                                                        Minimum Required for
                                                                                Capital             Minimum Required to
                                                      Actual               Adequacy Purposes        be Well Capitalized
                                             ---------------------      ---------------------      ---------------------
                                                Amount       Ratio       Amount         Ratio       Amount         Ratio
                                             ---------       -----      --------        -----      ---------       -----
March 31, 1997:
Total capital to risk weighted assets
  Consolidated                               $  56,552       10.46%     $  43,237        8.00%     $  54,046       10.00%
  Merchants National Bank                       51,652       11.46         36,051        8.00         45,064       10.00
Tier 1 capital to risk weighted assets
  Consolidated                                  49,790        9.21         21,618        4.00         32,428        6.00
  Merchants National Bank                       46,005       10.21         18,026        4.00         27,038        6.00
Tier 1 capital to average assets
  Consolidated                                  49,790        7.10         28,066        4.00         35,083        5.00
  Merchants National Bank                       46,005        7.79         23,629        4.00         29,537        5.00

December 31, 1996:
Total capital to risk weighted assets
  Consolidated                                  54,487       10.26         42,477        8.00         53,097       10.00
  Merchants National Bank                       51,000       11.61         35,148        8.00         43,935       10.00
Tier 1 capital to risk weighted assets
  Consolidated                                  47,872        9.02         21,239        4.00         31,858        6.00
  Merchants National Bank                       45,494       10.35         17,574        4.00         26,361        6.00
Tier 1 capital to average assets
  Consolidated                                  47,872        6.90         27,768        4.00         34,709        5.00
  Merchants National Bank                       45,494        7.82         23,262        4.00         29,078        5.00


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

Net cash outflows from investing activities were $8.0 million in the first three months of 1997, compared to $17.2 million a year earlier. In the first three months of 1997, net principal disbursed on loans accounted for net outflows of $8.6 million, and securities transactions aggregated a net inflow of $995,000. In the first three months of 1996, net principal disbursed or repaid on loans accounted for a net inflow of $5.2 million, and securities transactions resulted in net outflows of $7.8 million. During the first quarter of 1996, the acquisition of Valley resulted in a net outflow of $5.1 for the subsidiaries to be retained, net of cash and cash equivalents acquired with those subsidiaries, and an outflow of $8.2 million for the net assets of the subsidiaries held for sale.

Cash inflows from financing activities in the first three months of 1997 associated with an increase in deposits were $14.3 million. This compares with a net inflow of $11.0 million for the same period in 1996. Short term borrowings resulted in net cash outflows of $12.8 million in the first three months of 1997, and inflows of $3.1 million in the first three months of 1996.

During the first quarter of 1996, the Company repaid a $3 million note payable with the Federal Home Loan Bank of Chicago, and a $3.5 million note payable assumed with the Valley acquisition. $14 million in proceeds from notes payable were used to finance the Valley acquisition.

In the event of short term liquidity needs, the Banks may purchase Federal funds from correspondent banks. The Merchants National Bank may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during any period covered in this report. The Merchants National Bank's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long term purposes under a variety of programs.

Mortgage lending activity resulted in operating net cash inflows of approximately $2.1 million during the first three months of 1997, compared to $1.3 million in 1996. Total cash outflows from operating activities exceeded operating outflows by $645,000 for the three months ended March 31, 1997. During the first three months of 1996, net cash inflows from operating activities were $9.0 million. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

RECENT REGULATORY DEVELOPMENTS

Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

Additionally, legislation has been introduced in Illinois that would generally allow banks to engage in insurance activities, subject to various conditions, including restriction on the manner in which insurance products are

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED


marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. The Illinois legislature is also considering legislation that would prohibit out-of-state banks from acquiring a bank located in Illinois unless the Illinois-based bank has been in existence and continuously operated for a period of at least five years.

At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its bank subsidiaries.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words, "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits.

         27.  Financial Data Schedule

         Reports on Form 8-K.

         A report was filed on Form 8-K, as of January 6, 1997, pursuant to
         Item 5, regarding the December 12, 1996, sale of the State Bank of Osco and the December 20, 1996, sale of Anchor Bank.

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



Date:    May 13, 1997