Form 10-Q
period 1997-06-30
MERCHANTS BANCORP INC/DE/
filed 1997-08-04
CIK 707817

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997
                                          OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
           For transition period from                  to

                           Commission File Number 0 -14484

                               MERCHANTS BANCORP, INC.
                (Exact name of Registrant as specified in its charter)


         DELAWARE                                       36-3182868
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                   34 SOUTH BROADWAY, AURORA, ILLINOIS  60507
              (Address of principal executive offices)   (Zip Code)

                                   (630) 896-9000
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of June 30, 1997, the Registrant had outstanding 2,580,931 shares of common stock, $1.00 par value per share.

                               MERCHANTS BANCORP, INC.

                              Form 10-Q Quarterly Report

                                  Table of Contents


                                       PART I
                                                                    Page Number

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . . .  7


                                       PART II

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 14
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 14
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 14
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 14


Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                            PART I - FINANCIAL INFORMATION
                               MERCHANTS BANCORP, INC.
                             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                             June 30, 1997     December 31, 1996
ASSETS
Cash and due from banks                       $ 46,910            $ 42,455
Federal funds sold                               1,619               2,613
Securities available for sale                  197,919             194,780
Loans held for sale                              2,249               4,149
Loans                                          511,101             456,802
Allowance for loan losses                        7,775               7,274
                                             ---------            --------
    Net loans                                  503,326             449,528
Premises and equipment, net                     11,765              12,100
Other real estate owned                            362                 333
Mortgage servicing rights                        1,473               1,438
Goodwill, net                                    6,793               6,977
Core deposit intangible assets, net              2,253               2,452
Accrued interest and other assets                8,544               7,584
                                             ---------            --------
    Total assets                              $783,213            $724,409
                                             ---------            --------
                                             ---------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                         $124,161            $112,203
  Interest-bearing                             518,327             488,767
                                             ---------            --------
    Total deposits                             642,488             600,970
Federal funds purchased and securities
  sold under repurchase agreements              53,327              44,525
Notes payable                                   24,000              14,000
Accrued interest and other liabilities           2,537               6,716
                                             ---------            --------
    Total liabilities                          722,352             666,211

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
  Authorized 500,000 shares; none issued            --                  --
Common stock, $1 par value authorized
  6,000,000 shares; issued 2,606,690             2,607               2,607
Surplus                                         18,549              18,468
Retained earnings                               39,569              36,962
Unrealized net gain on securities
  available for sale                               277                 317
Treasury stock, at cost, 25,759 shares in
  1997 and 31,073 shares in 1996                 (141)               (156)
                                             ---------            --------
    Total stockholders' equity                  60,861              58,198
                                             ---------            --------
    Total liabilities and
      stockholders' equity                    $783,213            $724,409
                                             ---------            --------
                                             ---------            --------

See accompanying notes to consolidated financial statements.

                               MERCHANTS BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                          1997           1996           1997           1996
INTEREST INCOME
Loans, including fees                                                 $  11,019       $  8,827      $  21,151      $  17,619
Loans held for sale                                                          23             77             65            118
Securities:
      Taxable                                                             2,310          2,556          4,588          4,969
      Tax-exempt                                                            729            717          1,402          1,422
Federal funds sold                                                           40             88             78            200
                                                                       --------       --------       --------       --------
      Total interest income                                              14,121         12,265         27,284         24,328
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------
INTEREST EXPENSE
Deposits                                                                  5,962          5,344         11,604         10,831
Federal funds purchased and
    securities sold under repurchase agreements                             531            486          1,006            825
Notes payable                                                               242            164            479            334
                                                                       --------       --------       --------       --------
      Total interest expense                                              6,735          5,994         13,089         11,990
                                                                       --------       --------       --------       --------
      Net interest income                                                 7,386          6,271         14,195         12,338
Provision for loan losses                                                   697            490          1,183            973
                                                                       --------       --------       --------       --------
      Net interest income after provision for loan losses                 6,689          5,781         13,012         11,365
                                                                       --------       --------       --------       --------

OTHER INCOME
Trust income                                                                597            501          1,149          1,008
Mortgage banking income                                                     489            597            981          1,113
Service charges and fees                                                  1,068            947          2,063          1,839
Securities gains, net                                                         5             23             47             43
Other income                                                                251            255            483            509
                                                                       --------       --------       --------       --------
      Total other income                                                  2,410          2,323          4,723          4,512
                                                                       --------       --------       --------       --------

OTHER EXPENSE
Salaries and employee benefits                                            3,541          3,115          6,794          6,058
Occupancy expense, net                                                      443            405            914            776
Furniture and equipment expense                                             427            404            847            782
Amortization of goodwill                                                     92             97            184            193
Amortization of core deposit intangible assets                              100            101            199            202
Other expense                                                             2,065          2,032          4,055          3,698
                                                                       --------       --------       --------       --------
      Total other expense                                                 6,668          6,154         12,993         11,709
                                                                       --------       --------       --------       --------
Income before income taxes                                                2,431          1,950          4,742          4,168
Provision for income taxes                                                  672            398          1,254          1,079
                                                                       --------       --------       --------       --------
     Net income                                                        $  1,759       $  1,552       $  3,488       $  3,089
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------

Earnings per share                                                        $0.68          $0.60          $1.35          $1.20
Cash dividends declared per share                                         $0.17          $0.14          $0.34          $0.28
Weighted average shares outstanding                                   2,580,466      2,575,114      2,579,750      2,574,417
Ending shares outstanding                                             2,580,931      2,575,617      2,580,931      2,575,617



See accompanying notes to consolidated financial statements.

                               MERCHANTS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)



                                                                          1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $3,488            $3,089
Adjustments to reconcile net income to cash from operating activities:
    Depreciation                                                            824               749
    Amortization of mortgage servicing rights                               189               130
    Provision for loan losses                                             1,183               973
    Net change in mortgage loans held for sale                            2,082              (460)
    Net gain on sales of loans                                             (406)             (492)
    Provision for deferred taxes                                             75               (18)
    Change in net income taxes payable                                     (867)             (300)
    Change in accrued interest and other assets                            (960)            4,182
    Change in accrued interest and other liabilities                     (3,417)           (2,472)
    Premium amortization and discount accretion on securities                (7)              346
    Securities gains, net                                                   (47)               43
    Amortization of goodwill                                                184               193
    Amortization of core deposit intangible assets                          199               202
    Other, net                                                                0               203
                                                                        -------           -------
    Net cash from operating activities                                    2,520             6,368
                                                                        -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale                      16,203            31,146
Proceeds from sales of securities available for sale                     10,857             4,936
Purchases of securities available for sale                              (30,155)          (41,290)
Net principal disbursed or repaid on loans                              (55,162)          (14,082)
Proceeds from sales of other real estate                                    152               206
Acquisition of Valley Banc Services Corp., net of cash
    and cash equivalents acquired                                             0            (5,134)
Purchase of subsidiaries, net assets held for sale                            0            (8,189)
Property and equipment expenditures                                        (489)           (1,963)
                                                                        -------           -------
    Net cash from investing activities                                  (58,594)          (34,370)
                                                                        -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                   41,518            38,048
Net change in short-term borrowings                                      18,802             8,195
Payments on notes payable                                                     0            (6,550)
Proceeds from notes payable                                                   0            14,000
Dividends paid, net of dividend reinvestments                              (785)             (718)
                                                                        -------           -------
    Net cash from financing activities                                   59,535            52,975
                                                                        -------           -------
    Net change in cash and cash equivalents                               3,461            24,973
    Cash and cash equivalents at beginning of period                     45,068            28,166
                                                                        -------           -------
    Cash and cash equivalents at end of period                          $48,529           $53,139
                                                                        -------           -------
                                                                        -------           -------

See accompanying notes to consolidated financial statements.


                               MERCHANTS BANCORP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (TABLE AMOUNTS IN THOUSANDS)


NOTE 1:  BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended June 30, 1997, are not necessarily indicative of the results expected for the year ending December 31, 1997.

NOTE 2: SECURITIES

Amortized costs, gross of unrealized gains and losses, and fair values of securities are summarized as follows:


                                                                                    June 30, 1997
                                                             ------------------------------------------------------
                                                                               Gross         Gross
                                                             Amortized      Unrealized     Unrealized       Fair
                                                                Cost           Gains         Losses         Value
                                                             ---------      ----------    -----------     ---------
Securities available for sale:
   U.S. Treasury                                              $13,376             $23          $(48)       $13,351
   U.S. Government agencies                                    85,772             247          (551)        85,468
   U.S. Government agency
     mortgage backed securities                                30,617             170          (220)        30,567
   States and political subdivisions                           56,142           1,435          (418)        57,159
   Collateralized mortgage obligations                          8,977              12          (118)         8,871
   Other securities                                             2,667               0          (164)         2,503
                                                             ---------      ----------    -----------     ---------
                                                             $197,551          $1,887       $(1,519)       $197,919
                                                             ---------      ----------    -----------     ---------
                                                             ---------      ----------    -----------     ---------

                                                                                  December 31, 1996
                                                             ------------------------------------------------------
                                                                              Gross        Gross
                                                            Amortized      Unrealized    Unrealized        Fair
                                                               Cost           Gains        Losses          Value
                                                            ---------      ----------    -----------     ---------
Securities available for sale:
   U.S. Treasury                                              $17,685            $28           $(73)       $17,640
   U.S. Government agencies                                    76,998            396           (414)        76,980
   U.S. Government agency
     mortgage backed securities                                34,148            134           (260)        34,022
   States and political subdivisions                           53,864          1,419           (456)        54,827
   Collateralized mortgage obligations                          8,878              0           (158)         8,720
   Equity securities                                            2,778              0           (187)         2,591
                                                            ---------      ----------    -----------     ---------
                                                             $194,351         $1,977        $(1,548)      $194,780
                                                            ---------      ----------    -----------     ---------
                                                            ---------      ----------    -----------     ---------

                               MERCHANTS BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3:  LOANS

Major classifications of loans are as follows:
                                                   June 30,     December 31,
                                                     1997           1996
                                                -----------    -------------
    Commercial and industrial                      $162,688       $161,847
    Real estate - commercial                         92,085         75,449
    Real estate - construction                       57,706         54,513
    Real estate - residential                       102,772         85,107
    Installment                                      85,982         73,918
    Credit card receivables                           7,171          6,697
    Other loans                                       4,545          1,188
                                                   --------       --------
                                                    512,949        458,719
    Unearned discount                                (1,407)        (1,535)
    Deferred loan fees                                 (441)          (382)
                                                   --------       --------
         Total loans                               $511,101       $456,802
                                                   --------       --------
                                                   --------       --------

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

                                                           1997           1996
                                                          ------         ------
    Balance, January 1                                    $7,274         $5,176
    Balances of acquired subsidiaries as of January 3          0            798
    Provision charged to operations                        1,184            973
    Loans charged-off                                       (959)        (1,157)
    Recoveries                                               276            525
                                                          ------         ------
         Balance, end of period                           $7,775         $6,315
                                                          ------         ------
                                                          ------         ------
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

The Company also maintains an Employee Contributory Thrift Plan (the "Thrift Plan"). The Thrift Plan covers employees who work a minimum of 1,000 hours per year and have been with the Company at least one year. Vesting in Company contributions to the Thrift Plan is scheduled over seven years from the date of employment. The Company contributes an amount determined by the Board of Directors to all eligible participants. In addition, for each dollar the participant deposits up to 6% of annual salary, the Company will contribute an additional fifty cents. Total contributions under the Thrift Plan amounted to approximately $420,000, and $148,000 for the six months ended June 30, 1997 and 1996.

                               MERCHANTS BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 6:  NOTES PAYABLE

Notes payable consists of two notes of $7 million each, the proceeds of which were used to finance the acquisition of Valley Banc Services Corp. ("Valley") on January 3, 1996. A revolving note bears interest at the prevailing Federal funds rate or 1% above LIBOR, at the quarterly election of the Company. A fixed rate note bears interest at a rate of 7.03%.

Merchants National Bank's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long term purposes under a variety of programs. Merchants National Bank had a short term advance of $10 million outstanding as of June 30, 1997.

NOTE 7: PENDING ACCOUNTING CHANGES

Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The effect on the financial statements is not material.

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

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 1997 was $1,759,000, or 68 cents per share, a 13.3% increase compared to $1,552,000, or 60 cents per share earned in the second quarter of 1996. For the six months ended June 30, 1997, net income was $3,488,000, or $1.35 per share, compared to $3, 89,000, or $1.20 per share for the first six months of 1996. Net interest income grew 17.8%, to $7,386,000 in the second quarter of 1997 compared with the second quarter of 1996. Noninterest income grew 3.8% to $2,410,000, and noninterest expenses grew 8.4% to $6,668,000.

NET INTEREST INCOME

Net interest income was $7.4 million and $6.3 million during the three months ended June 30, 1997, and 1996, an increase of about 17%. For the first half of the year, net interest income was $14.2 million in 1997, and $12.3 million in 1996. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 4.59% for the three months ended June 30, 1997, and 4.52% for the six month period, compared to 4.36% and 4.39% a year earlier. Net interest income rose primarily because of an increase in earning assets, from an average of $600.6 million during the second quarter of 1996, to $682.4 million during the second quarter of 1997. Additionally, greater proportion of earning assets were invested in loans in the second quarter of 1997, than a year earlier. Because loans generally have a higher interest rate than securities, this contributed to the increase in the net interest margin.

OTHER INCOME

Noninterest income excluding securities gains was $2,405,000 for the three months ended June 30, 1997 and $2,300,000 for the same period in 1996, an increase of $105,000, or 4.6%. During the first half of the year, noninterest income excluding securities gains was $4,676,000 in 1997, and $4,469,000 in 1996, also an increase of 4.6%. Trust income increased $96,000, or about 19.2% for the quarter and $141,000, or 14.0% for the year to date. Mortgage banking fee income of $489,000 for the second quarter of 1997, reflected a $108,000 (18.1%) decline. During the six months ended June 30, 1997, mortgage fees were $981,000, compared to $1,113,000 for the like period in 1996, a decline of 11.9%. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and is also sensitive to interest rate levels and expectations. Most fixed rate mortgages which the Company originates are sold and the servicing is retained. The servicing portfolio provides a source of income which is generally more stable than origination fees. The portfolio of loans serviced for others totaled $263 million as of June 30, 1997, compared to $244 million a year earlier.

Service charges and fees increased $121,000 (12.8%) from $947,000 in the second quarter of 1996, to $1,068,000 in the second quarter of 1997. For the six month period, service charges and fees increased $224,000, or 12.2%, to $2,063,000 for the six months ended June 30, 1997. Service charges and fees include service charges on deposit accounts, which may be expected to increase, in the aggregate, as deposits grow. Deposits grew $52.8 million (9.0%) from June 30, 1996, to June 30, 1997.

Sales of securities available for sale resulted in gains of $5,000 in the second quarter of 1997, and $47,000 for the six months ended June 30, 1997. Securities gains were $23,000 in the second quarter of 1996, and $43,000 for the six months ended June 30, 1996. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


OTHER EXPENSE

Salary and benefit expenses increased from $3,115,000 during the three months ended June 30, 1996, to $3,541,000 for the same period in 1997, an increase of $426,000 (13.7%). Salaries and benefits were $6,794,000 during the six months ended June 30, 1997, compared to $6,058,000 during the six months ended June 30, 1996, an increase of $736,000 (12.1%). Due to changes in the management of retirement benefits (Note 5), contributions to the Company's Thrift Plan increased approximately $272,000, to $420,000 in the first half of 1997. The remaining increase in salaries and benefits was primarily the result of increases in salaries and commissions. The full-time equivalent number of employees was 341 as of June 30, 1996, and 336 as of June 30, 1997.

Occupancy expenses of $443,000 during the first quarter of 1997, were $38,000 (9.4%) higher than in the first quarter of 1996. Occupancy expenses during the six months ended June 30, 1997, were $138,000 (17.8%), higher than in the like period a year earlier. Furniture and equipment expenses were $23,000 (6.7%) higher during the second quarter of 1997, compared to the same period in 1996, and $65,000 (8.3%) higher for the six months ended June 30, 1997. The higher rate of increase for the six month period in both occupancy and fixed asset expenses was primarily due to the opening of a new branch of Merchants National Bank at Randall Square in Geneva, Illinois in March, 1996.

Other expenses were $2,065,000, or $33,000 (1.6%) higher in the second quarter of 1997 than in the second quarter of 1996. For the six months ended June 30, 1997, other expenses were $4,055,000, or $357,000 (9.7%) higher than in the first half of 1996. A significant portion of the increase in expenses was the result of the expanding mortgage and credit card product lines. As mortgage volume has increased, amortization of mortgage servicing rights, correspondent mortgage fees, and other related expenses have increased. Similarly, as credit card volume has increased, expenses directly related to the credit card program have also increased.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $54.3 million (11.9%) to $511.1 million as of June 30, 1997, from $456.8 million as of December 31, 1996. Commercial loans were nearly unchanged, at $162.7 million as of June 30, 1997, compared to $161.8 million as of December 31, 1996, an increase of about one-half percent. Commercial real estate loans increased to $92.1 million as of June 30, 1997, from $75.4 million as of December 31, 1996, an increase of $16.7 million (22.1%). Construction loans increased $3.2 million (5.9%), to $57.7 million as of June 30, 1997. Residential real estate loans increased $17.7 million (20.8%), to $102.8 million, from $85.1 million as of December 31, 1996. Residential real estate loans are primarily adjustable rate mortgages. These increases reflect the continued strength of the Fox Valley economy in general, and the real estate market in particular.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $4.1 million as of December 31, 1996, and $2.2 million as of June 30, 1997. The carrying value of these loans approximated the market value at that time.

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

The provision for loan losses was $697,000 for the second quarter of 1997, and $1,183,000 for the six months ended June 30, 1997. The provision for loan losses was $490,000 for the second quarter of 1996, and $973,000 for the six months ended June 30, 1996. Net charge-offs for the six months ended June 30, were $683,000 and $632,000 in 1997 and 1996, respectively. The increase in the provision for loan losses is closely tied to the increase in the loan portfolio. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. Although some decline in the ratio is natural when loan volume increases substantially, additional provisions have been made to ensure that an adequate level has been maintained. The allowance for loan losses as a percentage of total loans was 1.52% as of June 30, 1997 and 1.59% as of December 31, 1996. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $3,542,000 as of June 30, 1997, from $2,970,000 as of December 31, 1996. Most of the difference in nonaccrual loans is related to three commercial loans which were moved to this status while these situations are being addressed. Management does not believe that this represents a decline in the overall quality of the loan portfolio. There were no loans past due ninety days or more and still accruing interest as of either June 30, 1997, or December 31, 1996. Renegotiated loans increased $157,000 to $516,000 as of June 30, 1997. Most of this total represents loans to a single borrower which were renegotiated during 1995, are fully collateralized, and are in accordance with the modified terms.

Other real estate owned increased from $333,000 as of December 31, 1996, to $362,000 as of June 30, 1997, as some property was transferred from the loan portfolio. Property acquired from a single borrower in the first quarter of 1995 comprised most of the balance as of each date. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 1997, net unrealized gains of $419,000, reduced by deferred income taxes of $142,000, resulted in an increase in equity capital of approximately $277,000. As of December 31, 1996, net unrealized gains of $429,000, net of deferred income taxes of $112,000, resulted in an increase in equity capital of $317,000.

The fair value of securities available for sale increased $3.2 million (2%) during the first six months of 1997, to $198.0 million as of June 30, 1997, from $194.8 million as of December 31, 1996. U.S. Treasury securities declined from $17.6 million as of December 31, 1996, to $13.4 million as of June 30, 1997, a 24% decline. U.S. government agency securities grew from $77.0 million as of December 31, 1996, to $85.5 million as of June 30, 1997, an increase of $8.5 million (11%). U.S. government agency mortgage backed securities declined $3.5 million (10%), from $34.0 million as of December 31, 1996, to $30.5 million as of June 30, 1997. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

DEPOSITS AND BORROWED FUNDS

Total deposits of $642.5 million as of June 30, 1997, represented an increase of $41.5 million (6,9%) from $601.0 million as of December 31, 1996. Noninterest-bearing deposits were $124.2 million as of June 30, 1997, an increase of $12.0 million (10.7%) from $112.2 million as of December 31, 1996. At the same time, interest-bearing deposits increased $29.5 million (6.0%), including $12.6 million in certificates of deposit of $100,000 or more, and $9.4 million in certificates of deposit under $100,000. There were no significant changes in deposit structure or management's strategies in acquiring deposits in the first half of 1997.

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



Minimum capital requirements are:
                                        Total Capital to Risk        Tier I Capital to Risk         Tier I Capital to
                                           Weighted Assets               Weighted Assets              Average Assets
                                        ---------------------        ----------------------         ------------------
Well capitalized                                 10%                          6%                            5%
Adequately capitalized                            8%                          4%                            4%
Undercapitalized                                  6%                          3%                            3%


The Company and the Banks were categorized as well capitalized as of June 30, 1997. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Capital levels and minimum required levels (dollars in thousands):


                                                                                Minimum Required          Minimum Required
                                                                                  for Capital               to be Well
                                                        Actual                  Adequacy Purposes           Capitalized
                                                ----------------------        ----------------------   ----------------------
                                                 Amount         Ratio          Amount         Ratio     Amount         Ratio
                                                --------      --------        --------      --------   --------      --------
June 30, 1997:
Total capital to risk weighted assets
   Consolidated                              $  59,545         10.22%       $  46,621        8.00%    $  58,276      10.00%
   Merchants National Bank                      53,180          10.78          39,484        8.00        49,355      10.00
Tier 1 capital to risk weighted assets
   Consolidated                                 52,196           8.96          23,310        4.00        34,965        6.00
   Merchants National Bank                      46,998           9.52          19,742        4.00        29,613        6.00
Tier 1 capital to average assets
   Consolidated                                 52,196           7.12          29,335        4.00        36,668        5.00
   Merchants National Bank                      46,998           7.61          24,709        4.00        30,886        5.00

December 31, 1996:
Total capital to risk weighted assets
   Consolidated                                 54,487          10.26          42,477        8.00        53,097       10.00
   Merchants National Bank                      51,000          11.61          35,148        8.00        43,935       10.00
Tier 1 capital to risk weighted assets
   Consolidated                                 47,872           9.02          21,239        4.00        31,858        6.00
   Merchants National Bank                      45,494          10.35          17,574        4.00        26,361        6.00
Tier 1 capital to average assets
   Consolidated                                 47,872           6.90          27,768        4.00        34,709        5.00
   Merchants National Bank                      45,494           7.82          23,262        4.00        29,078        5.00


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

Net cash outflows from investing activities were $58.6 million in the first six months of 1997, compared to $34.4 million a year earlier. In the first half of 1997, net principal disbursed on loans accounted for net outflows of $55.2 million, and securities transactions aggregated a net outflow of $3.1 million. In the first half of 1996, net principal disbursed or repaid on loans accounted for a net outflow of $14.1 million, and securities transactions resulted in net outflows of $5.2 million. During the first quarter of 1996, the acquisition of Valley resulted in a net outflow of $5.1 for the subsidiaries to be retained, net of cash and cash equivalents acquired with those subsidiaries, and an outflow of $8.2 million for the net assets of the subsidiaries held for sale.

Cash inflows from financing activities in the first six months of 1997 associated with an increase in deposits were $41.5 million. This compares with a net inflow of $38.0 million for the same period in 1996. Short term borrowings resulted in net cash inflows of $18.8 million in the first six months of 1997, including a $10 million

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

advance from the Federal Home Loan Bank of Chicago, and inflows of $8.2 million in the first six months of 1996.

During the first half of 1996, the Company repaid a $3 million note payable with the Federal Home Loan Bank of Chicago, and a $3.5 million note payable assumed with the Valley acquisition. $14 million in proceeds from notes payable were used to finance the Valley acquisition.

In the event of short term liquidity needs, the Banks may purchase Federal funds from correspondent banks. The Merchants National Bank may also borrow funds from the Federal Reserve Bank of Chicago. The Merchants National Bank's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long term purposes under a variety of programs. Merchants National Bank had a short term advance of $10 million outstanding as of June 30, 1997.

Mortgage lending activity resulted in operating net cash inflows of approximately $1.9 million during the first six months of 1997, compared to outflows of $661,000 in 1996. Total cash outflows from operating activities exceeded operating outflows by $2.5 million for the six months ended June 30, 1997. During the first six months of 1996, net cash inflows from operating activities were $6.4 million. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

RECENT REGULATORY DEVELOPMENTS

The Committee on Banking and Financial Services of the U. S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its subsidiaries.

Additionally, legislation has been enacted in Illinois that would allow Illinois banks, effective October 1, 1997, to engage in insurance activities, subject to various conditions, including restrictions on the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Legislation has also been enacted in Illinois that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Meeting of Stockholders

              The Annual Meeting of Stockholders was held on April 15, 1997.

         Election of Directors.

              Messrs. William F. Hejna, James D. Pearson, and Frank A. Sarnecki were elected to serve as Class A directors of the Company (term expiring at the 2000 Annual Meeting of Stockholders). Continuing as Class B directors (term expires in 1998) are Messrs. William
              C. Glenn, John M. Lies, and Norman L. Titiner. Continuing as Class C directors (term expires in 1999) are Messrs. C. Tell Coffey, Calvin R. Myers, and John J. Swalec.

         Matters Voted Upon at the Meeting.

              In addition to the election of directors, stockholders ratified the adoption of Crowe, Chizek and Company LLP as independent public accountants for the Company for the year ending December 31, 1997. The voting on each item at the Annual Meeting was as follows:



                                       For                 Withheld                 Total
                                    ----------            ----------             ----------
Election of Directors
    William F. Hejna              2,001,370.465            84,567.544           2,085,938.009
    James D. Pearson              2,082,995.180             2,942.829           2,085,938.009
    John J. Swalec                2,003,995.180            81,942.829           2,085,938.009

                                     For              Not For       Abstain       Non-votes        Total
                                  ----------        ----------     ----------    ----------      ----------
Ratification of Accountants      2,079,578.009       2,640.000      3,720.000       0.000      2,085,938.009


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits.

         27.  Financial Data Schedule

         Reports on Form 8-K.

                  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MERCHANTS BANCORP, INC.
                                  (Registrant)



                                  /s/ Calvin R. Myers
                                  ----------------------------------------
                                  Calvin R. Myers
                                  President, Chairman of the Board and
                                  Chief Executive Officer



                                  /s/ J. Douglas Cheatham
                                  ----------------------------------------
                                  J. Douglas Cheatham
                                  Vice President and Chief Financial Officer



Date:    August 1, 1997