Form 10-Q
period 1997-09-30
MERCHANTS BANCORP INC/DE/
filed 1997-11-13
CIK 707817

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


    /x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                      OR
   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For transition period from ______________ to ______________


                        Commission File Number 0-14484


                           MERCHANTS BANCORP, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)




             DELAWARE                                  36-3182868
   ---------------------------           -------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)


                P.O. BOX 289, AURORA, ILLINOIS           60507
            ----------------------------------------------------
           (Address of principal executive offices)    (Zip Code)


                                (630) 896-9000
              --------------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of September 30, 1997, the Registrant had outstanding 5,164,034 shares of common stock, $1.00 par value per share.

                            MERCHANTS BANCORP, INC.

                           Form 10-Q Quarterly Report

                               Table of Contents




                                    PART I
                                                              Page Number


Item 1.   Financial Statements..................................1
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........7



                                    PART II


Item 1.   Legal Proceedings....................................14
Item 2.   Changes in Securities................................14
Item 3.   Defaults Upon Senior Securities......................14
Item 4.   Submission of Matters to a Vote of Security Holders..14
Item 5.   Other Information....................................14
Item 6.   Exhibits and Reports on Form 8-K.....................14



Form 10-Q Signature Page.......................................15

                        PART I - FINANCIAL INFORMATION
                            MERCHANTS BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                           SEPTEMBER 30, 1997  DECEMBER 31, 1996
ASSETS
Cash and due from banks                         $ 40,461            $ 42,455
Federal funds sold                                 6,076               2,613
Securities available for sale                    197,417             194,780
Loans held for sale                                2,342               4,149
Loans                                            527,423             456,802
Allowance for loan losses                          7,871               7,274
                                                --------            --------
     Net loans                                   519,552             449,528
Premises and equipment, net                       11,887              12,100
Other real estate owned                              398                 333
Mortgage servicing rights                          1,555               1,438
Goodwill, net                                      6,702               6,977
Core deposit intangible assets, net                2,154               2,452
Accrued interest and other assets                  9,760               7,584
                                                --------            --------
     Total assets                               $798,304            $724,409
                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                          $124,468            $112,203
   Interest-bearing                              519,904             488,767
                                                --------            --------
     Total deposits                              644,372             600,970
Federal funds purchased and securities
   sold under repurchase agreements               25,896              44,525
Federal Home Loan Bank advances                   47,250                   0
Notes payable                                     14,000              14,000
Accrued interest and other liabilities             3,781               6,716
                                                --------            --------
     Total liabilities                           735,299             666,211


STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
   Authorized 500,000 shares; none issued             --                  --
Common stock, $1 par value authorized
   6,000,000 shares; issued 5,213,380
   shares in 1997, and 2,606,690 shares in 1996    5,213               2,607
Surplus                                           15,985              18,468
Retained earnings                                 40,967              36,962
Unrealized net gain on securities available
   for sale                                          975                 317
Treasury stock, at cost, 49,346 shares in 1997
    and 57,214 shares in 1996                       (135)               (156)
                                                --------            --------
     Total stockholders' equity                   63,005              58,198
                                                --------            --------
     Total liabilities and
        stockholders' equity                    $798,304            $724,409
                                                ========            ========

See accompanying notes to consolidated financial statements.

                            MERCHANTS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                          1997           1996           1997           1996

INTEREST INCOME
Loans, including fees                                  $   11,692     $    9,327     $   32,843     $   26,946
Loans held for sale                                            39             62            104            180
Securities:
     Taxable                                                2,256          2,590          6,844          7,559
     Tax-exempt                                               737            654          2,139          2,076
Federal funds sold                                             43            159            121            359
                                                       ----------     ----------    -----------     ----------
     Total interest income                                 14,767         12,792         42,051         37,120
                                                       ----------     ----------    -----------     ----------

INTEREST EXPENSE
Deposits                                                    6,159          5,533         17,763         16,364
Federal funds purchased and securities
    sold under repurchase agreements                          559            416          1,565          1,241
Federal Home Loan Bank advances                               618              0            618              0
Notes payable                                                 245            130            724            464
                                                       ----------     ----------    -----------     ----------
     Total interest expense                                 7,581          6,079         20,670         18,069
                                                       ----------     ----------    -----------     ----------
     Net interest income                                    7,186          6,713         21,381         19,051
Provision for loan losses                                     519            654          1,702          1,627
                                                       ----------     ----------    -----------     ----------
     Net interest income after provision for
     loan losses                                            6,667          6,059         19,679         17,424
                                                       ----------     ----------    -----------     ----------

OTHER INCOME
Trust income                                                  587            513          1,736          1,522
Mortgage banking income                                       638            558          1,619          1,671
Service charges and fees                                    1,079            947          3,142          2,786
Securities gains (losses), net                               (239)           109           (192)           152
Other income                                                  386            375            869            884
                                                       ----------     ----------    -----------     ----------
     Total other income                                     2,451          2,502          7,174          7,015
                                                       ----------     ----------    -----------     ----------

OTHER EXPENSE
Salaries and employee benefits                              3,454          3,205         10,248          9,264
Occupancy expense, net                                        522            409          1,436          1,186
Furniture and equipment expense                               454            426          1,301          1,208
Amortization of goodwill                                       91             96            275            289
Amortization of core deposit intangible assets                 99            101            298            303
Other expense                                               2,016          1,948          6,071          5,645
                                                       ----------     ----------    -----------     ----------
     Total other expense                                    6,636          6,185         19,629         17,895
                                                       ----------     ----------    -----------     ----------
Income before income taxes                                  2,482          2,376          7,224          6,544
Provision for income taxes                                    646            666          1,900          1,745
                                                       ----------     ----------    -----------     ----------
    Net income                                         $    1,836     $    1,710    $     5,324     $    4,799
                                                       ==========     ==========    ===========     ==========

Earnings per share                                     $     0.36     $     0.33    $      1.03     $     0.93
Cash dividends declared per share                      $     0.09     $     0.07    $      0.26     $     0.21
Weighted average shares outstanding                     5,163,302      5,152,760      5,160,782      5,150,152
Ending shares outstanding                               5,164,034      5,153,534      5,164,034      5,153,534

See accompanying notes to consolidated financial statements.

                           MERCHANTS BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)



                                                                          1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  5,324   $  4,799
Adjustments to reconcile net income to cash from
 operating activities:
      Depreciation                                                         1,286      1,152
      Amortization of mortgage servicing rights                              288        212
      Provision for loan losses                                            1,702      1,627
      Net change in mortgage loans held for sale                           1,712       (505)
      Net gain on sales of loans                                            (310)      (320)
      Provision for deferred taxes                                           174         61
      Change in net income taxes payable                                  (1,300)       (46)
      Change in accrued interest and other assets                         (2,176)     3,570
      Change in accrued interest and other liabilities                    (2,199)    (3,698)
      Premium amortization and discount accretion on securities               43        408
      Securities losses (gains), net                                         192       (152)
      Amortization of goodwill                                               275        289
      Amortization of core deposit intangible assets                         298        303
      Other, net                                                               0        264
                                                                        --------   --------
   Net cash from operating activities                                      5,309      7,964
                                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale                       27,248     39,149
Proceeds from sales of securities available for sale                      14,375     19,974
Purchases of securities available for sale                               (43,447)   (59,417)
Net principal disbursed or repaid on loans                               (71,907)   (40,811)
Proceeds from sales of other real estate                                     116        313
Acquisition of Valley Banc Services Corp., net of cash
   and cash equivalents acquired                                               0     (5,134)
Purchase of subsidiaries, net assets held for sale                             0     (8,189)
Property and equipment expenditures                                       (1,073)    (2,284)
                                                                        --------   --------
   Net cash from investing activities                                    (74,688)   (56,399)
                                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                    43,402     48,123
Net change in Federal funds sold and securities
   sold under repurchase agreements                                      (18,629)    14,988
Proceeds from Federal Home Loan Bank advances                             47,250          0
Payments on notes payable                                                      0     (6,550)
Proceeds from notes payable                                                    0     14,000
Dividends paid, net of dividend reinvestments                             (1,175)    (1,081)
                                                                        --------   --------
   Net cash from financing activities                                     70,848     69,480
                                                                        --------   --------
   Net change in cash and cash equivalents                                 1,469     21,045
   Cash and cash equivalents at beginning of period                       45,068     28,166
                                                                        --------   --------
   Cash and cash equivalents at end of period                           $ 46,537   $ 49,211
                                                                        ========   ========

See accompanying notes to consolidated financial statements.

                            MERCHANTS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (TABLE AMOUNTS IN THOUSANDS)



NOTE 1:  BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim periods ended September 30, 1997, are not necessarily indicative of the results expected for the year ending December 31, 1997.

NOTE 2: SECURITIES

Amortized costs, gross of unrealized gains and losses, and fair values of securities are summarized as follows:


                                                                           SEPTEMBER 30, 1997
                                                        ------------------------------------------------------
                                                                           GROSS         GROSS
                                                        AMORTIZED       UNREALIZED    UNREALIZED        FAIR
                                                           COST            GAINS        LOSSES          VALUE
                                                        ---------       ----------    ----------      --------

Securities available for sale:
   U.S. Treasury                                         $ 13,361         $   47       $    (27)      $ 13,381
   U.S. Government agencies                                82,916            357           (238)        83,035
   U.S. Government agency
     mortgage backed securities                            35,995            230           (170)        36,055
   States and political subdivisions                       57,173          1,758           (326)        58,605
   Collateralized mortgage obligations                      1,025              0             (2)         1,023
   Other securities                                         5,470              0           (152)         5,318
                                                         --------         ------       --------       --------
                                                         $195,940         $2,392       $   (915)      $197,417
                                                         ========         ======       ========       ========


                                                                           DECEMBER 31, 1997
                                                        ------------------------------------------------------
                                                                           GROSS         GROSS
                                                        AMORTIZED       UNREALIZED    UNREALIZED        FAIR
                                                           COST            GAINS        LOSSES          VALUE
                                                        ---------       ----------    ----------      --------

Securities available for sale:
   U.S. Treasury                                         $ 17,685         $   28       $    (73)      $ 17,640
   U.S. Government agencies                                76,998            396           (414)        76,980
   U.S. Government agency
     mortgage backed securities                            34,148            134           (260)        34,022
   States and political subdivisions                       53,864          1,419           (456)        54,827
   Collateralized mortgage obligations                      8,878              0           (158)         8,720
   Equity securities                                        2,778              0           (187)         2,591
                                                         --------         ------       --------       --------
                                                         $194,351         $1,977       $ (1,548)      $194,780
                                                         ========         ======       ========       ========

                            MERCHANTS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 3:  LOANS

Major classifications of loans are as follows:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1997            1996
                                                  ------------    -----------

 Commercial and industrial                           $157,482       $161,847
 Real estate - commercial                              92,222         75,449
 Real estate - construction                            61,639         54,513
 Real estate - residential                            114,521         85,107
 Credit card receivables                                8,199          6,697
 Other loans                                            1,182          1,188
                                                     --------       --------
                                                      529,115        458,719
 Unearned discount                                     (1,363)        (1,535)
 Deferred loan fees                                      (329)          (382)
                                                     --------       --------
  Total loans                                        $527,423       $456,802
                                                     ========       ========

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

                                                      1997            1996
                                                  ------------    -----------

 Balance, January 1                                  $  7,274       $  5,176
 Balances of acquired subsidiaries as
  of January 3                                              0            798
 Provision charged to operations                        1,702          1,627
 Loans charged-off                                     (1,480)        (1,779)
 Recoveries                                               375            720
                                                     --------       --------
  Balance, end of period                             $  7,871       $  6,542
                                                     ========       ========

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

The Company also maintains an Employee Contributory Thrift Plan (the "Thrift Plan"). The Thrift Plan covers employees who work a minimum of 1,000 hours per year and have been with the Company at least one year. Vesting in Company contributions to the Thrift Plan is scheduled over seven years from the date of employment. The Company contributes an amount determined by the Board of Directors to all eligible participants. In addition, for each dollar the participant deposits up to 6% of annual salary, the Company will contribute an additional fifty cents. Total contributions under the Thrift Plan amounted to approximately $613,000, and $236,000 for the nine months ended September 30, 1997 and 1996.

                            MERCHANTS BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 6: BORROWINGS

Notes payable consists of two notes of $7 million each, the proceeds of which were used to finance the acquisition of Valley Banc Services Corp. ("Valley") on January 3, 1996. A revolving note bears interest at the prevailing Federal funds rate or 1% above LIBOR, at the quarterly election of the Company. A fixed rate note bears interest at a rate of 7.03%.

Merchants National Bank's membership in the Federal Home Loan Bank ("FHLB") System gives it the ability to borrow funds from the FHLB of Chicago for short or long term purposes under a variety of programs. During the third quarter of 1997, Merchants National Bank borrowed $15 million under the FHLB Open-Line, which may be drawn upon or repaid, in whole or in part, on a daily basis. In addition, approximately $32 million was borrowed under term advances during the third quarter of 1997.

NOTE 7: STOCK SPLIT

On September 30, 1997, the Company implemented a two-for-one stock split in the form of a 100% stock dividend. As a result, the total number of shares of common stock authorized remains 6,000,000, the number of shares issued increased from 2,606,690 to 5,213,380, and the number of shares of treasury stock increased from 24,673 to 49,346. All references to the number of shares and per share data in these statements have been adjusted to reflect the stock split on a retroactive basis.

NOTE 8: PENDING ACCOUNTING CHANGES

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

On March 3, 1997, the FASB issued Statement No. 128, "Earnings Per Share," which is effective for financial statements beginning with year end 1997. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect the future basic earnings per share and diluted earnings per share.

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the third quarter of 1997 was $1,836,000, or 36 cents per share, a 7.4% increase compared to $1,710,000, or 33 cents per share earned in the third quarter of 1996. For the nine months ended September 30, 1997, net income was $5,324,000, or $1.03 per share, compared to $4,799,000, or 93 cents per share for the first nine months of 1996. Net interest income grew 7.0%, to $7,186,000 in the third quarter of 1997 compared with the third quarter of 1996. Noninterest income excluding securities transactions grew 12.4% to $2,690,000, and noninterest expenses grew 7.5% to $6,646,000.

NET INTEREST INCOME

Net interest income was $7.2 million and $6.7 million during the three months ended September 30, 1997, and 1996, an increase of about 7%. For the first nine months of the year, net interest income was $21.4 million in 1997, and $19.1 million in 1996. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 4.20% for the three months ended September 30, 1997, and 4.41% for the nine month period, compared to 4.51% and 4.42% a year earlier. Net interest income rose primarily because of an increase in earning assets, from an average of $625.4 million during the third quarter of 1996, to $720.5 million during the third quarter of 1997. A greater proportion of earning assets were invested in loans in the third quarter of 1997 than a year earlier, which had a positive impact on the net interest margin. However, the cost of funds increased over the same period of time.

OTHER INCOME

Noninterest income excluding securities gains was $2,690,000 for the three months ended September 30, 1997 and $2,393,000 for the same period in 1996, an increase of $297,000, or 12.4%. During the first nine months of the year, noninterest income excluding securities gains was $7,366,000 in 1997, and $6,863,000 in 1996, an increase of 7.3%. Trust income increased $74,000, or about 14.4% for the quarter and $214,000, or 14.1% for the year to date. Mortgage banking fee income of $638,000 for the third quarter of 1997, reflected an $80,000 (14.3%) increase. During the nine months ended
September 30, 1997, mortgage fees were $1,619,000, compared to $1,671,000 for the like period in 1996, a decline of 3.1%. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and is also sensitive to interest rate levels and expectations. Most fixed rate mortgages which the Company originates are sold and the servicing is retained. The servicing portfolio provides a source of income which is generally more stable than origination fees. The portfolio of loans serviced for others totaled $267 million as of September 30, 1997, compared to $250 million a year earlier.

Service charges and fees increased $132,000 (13.9%) from $947,000 in the third quarter of 1996, to $1,079,000 in the third quarter of 1997. For the nine month period, service charges and fees increased $356,000, or 12.8%, to $3,142,000 for the nine months ended September 30, 1997. Service charges and fees include service charges on deposit accounts, which may be expected to increase as deposits grow. In addition to deposit growth, the effects of increases in some charges are evident in these results.

Sales of securities available for sale resulted in net losses of $239,000 in the third quarter of 1997, and $192,000 for the nine months ended September 30, 1997. Securities gains were $109,000 in the third quarter of 1996, and $152,000 for the nine months ended September 30, 1996. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


OTHER EXPENSE

Total other expenses increased from $6,185,000 during the third quarter of 1996 to $6,646,000 during the third quarter of 1997, an increase of $461,000 (7.5%). For the nine months ended September 30, 1997, total other expenses were $1,734,000, or 9.7% higher than a year earlier. Salary and benefit expenses increased from $3,205,000 during the three months ended September 30, 1996, to $3,454,000 for the same period in 1997, an increase of $249,000 (7.8%). Salaries and benefits were $9,264,000 during the nine months ended September 30, 1997, compared to $10,248,000 during the nine months ended September 30, 1996, an increase of $984,000 (10.6%). Due to changes in the management of retirement benefits (Note 5), contributions to the Company's Thrift Plan increased to approximately $613,000, in the first nine months of 1997, from $236,000 in the first nine months of 1996. The remaining increase in salaries and benefits was primarily the result of increases in salaries and commissions. The full-time equivalent number of employees was 341 as of September 30, 1996, and 336 as of September 30, 1997.

Occupancy expenses of $522,000 during the third quarter of 1997 were $113,000 (27.6%) higher than in the third quarter of 1996. Occupancy expenses during the nine months ended September 30, 1997 were $250,000 (21.1%), higher than in the like period a year earlier. The increase in occupancy expenses was primarily the result of the move of most operations and administrative functions to a leased location in Aurora. Additional office space was needed for those functions, and the improved layout is expected to enhance back-room efficiency in the long run. Furniture and equipment expenses were $28,000 (6.6%) higher during the third quarter of 1997, compared to the same period in 1996, and $93,000 (7.7%) higher for the nine months ended
September 30, 1997.

Other expense was $2,026,000, or $78,000 (4.0%) higher in the third quarter of 1997 than in the third quarter of 1996. For the nine months ended September 30, 1997, other expense was $6,071,000, or $426,000 (7.5%) higher than in the first nine months of 1996. A significant portion of the increase in expenses was the result of the expanding mortgage and credit card product lines. As mortgage volume has increased, amortization of mortgage servicing rights, correspondent mortgage fees, and other related expenses have increased. Similarly, as credit card volume has increased, expenses directly related to the credit card program have also increased.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $70.6 million (15.5%) to $527.4 million as of September 30, 1997, from $456.8 million as of December 31, 1996. Commercial loans declined to $157.5 million as of September 30, 1997, from $161.8 million as of December 31, 1996, a $4.6 million (2.7%) decline. Commercial real estate loans increased to $92.2 million as of September 30, 1997, from $75.4 million as of December 31, 1996, an increase of $16.8 million (22.2%). Construction loans increased $7.1 million (13.1%), to $61.6 million as of September 30, 1997. Residential real estate loans increased $29.4 million (34.6%), to $114.5 million, from $85.1 million as of December 31, 1996. Residential real estate loans are primarily adjustable rate mortgages. These increases reflect the continued strength of the Fox Valley economy in general, and the real estate market in particular.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $4.1 million as of December 31, 1996, and $2.3 million as of September 30, 1997. The carrying value of these loans approximated the market value at that time.

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

The provision for loan losses was $519,000 for the third quarter of 1997, and $1,702,000 for the nine months ended September 30, 1997. The provision for loan losses was $654,000 for the third quarter of 1996, and $1,627,000 for the nine months ended September 30, 1996. Net charge-offs for the nine months ended September 30, were $1,105,000 and $1,059,000 in 1997 and 1996, respectively. The increase in the provision for loan losses for the nine month period was closely tied to the increase in the loan portfolio. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. Although some decline in the ratio is natural when loan volume increases substantially, additional provisions have been made to ensure that an adequate level has been maintained. The allowance for loan losses as a percentage of total loans was 1.49% as of September 30, 1997 and 1.59% as of December 31, 1996. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $4,741,000 as of September 30, 1997, from $2,970,000 as of December 31, 1996. The increase principally consisted of loans that are well-collateralized and are not expected to result in material losses. Management does not believe that this represents a decline in the overall quality of the loan portfolio. There were no loans past due ninety days or more and still accruing interest as of either September 30, 1997, or December 31, 1996. Renegotiated loans increased $100,000 to $459,000 as of September 30, 1997. Most of this total represents loans to a single borrower which were renegotiated during 1995, are fully collateralized, and are in accordance with the modified terms.

Other real estate owned increased from $333,000 as of December 31, 1996, to $398,000 as of September 30, 1997, as some property was transferred from the loan portfolio. Property acquired from a single borrower in the first quarter of 1995 comprised most of the balance as of each date. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 1997, net unrealized gains of $1,477,000, reduced by deferred income taxes of $502,000, resulted in an increase in equity capital of approximately $975,000. As of December 31, 1996, net unrealized gains of $429,000, net of deferred income taxes of $112,000, resulted in an increase in equity capital of $317,000.

The fair value of securities available for sale increased $2.6 million (1%) during the first nine months of 1997, to $197.4 million as of September 30, 1997, from $194.8 million as of December 31, 1996. U.S. Treasury securities declined from $17.6 million as of December 31, 1996, to $13.4 million as of September 30, 1997, a 24% decline. U.S. government agency securities grew from $77.0 million as of December 31, 1996, to $83.0 million as of September 30, 1997, an increase of $6.0 million (8%). U.S. government agency mortgage backed securities grew $2.0 million (6%), from $34.0 million as of December 31, 1996, to $36.0 million as of September 30, 1997. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


DEPOSITS AND BORROWED FUNDS

Total deposits of $644.4 million as of September 30, 1997, represented an increase of $43.4 million (7.2%) from $601.0 million as of December 31, 1996. Noninterest-bearing deposits were $124.5 million as of September 30, 1997, an increase of $12.3 million (10.9%) from $112.2 million as of December 31, 1996. At the same time, interest-bearing deposits increased $31.1 million (6.4%), including $15.1 million in certificates of deposit of $100,000 or more, and $11.9 million in certificates of deposit under $100,000. There were no significant changes in deposit structure or management's strategies in acquiring deposits in the first nine months of 1997.

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

Merchants National Bank's membership in the Federal Home Loan Bank ("FHLB") System gives it the ability to borrow funds from the FHLB of Chicago for short or long term purposes under a variety of programs. During the third quarter of 1997, Merchants borrowed $15 million under the FHLB Open-Line, which may be drawn upon or repaid, in whole or in part, on a daily basis. In addition, approximately $32 million was borrowed under term advances during the third quarter of 1997. The increased borrowing was used to fund loan growth.

CAPITAL RESOURCES

The Company completed a two-for-one split of its common stock during the third quarter of 1997. The split was in the form of a stock dividend and was payable on September 30, 1997, to the shareholders of record at the close of business on September 15, 1997.

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

The Company and the Banks were categorized as well capitalized as of September 30, 1997. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

Capital levels and minimum required levels (dollars in thousands):


                                                                          MINIMUM REQUIRED          MINIMUM REQUIRED
                                                                             FOR CAPITAL               TO BE WELL
                                                      ACTUAL              ADEQUACY PURPOSES            CAPITALIZED
                                                ------------------        -----------------        ------------------
                                                AMOUNT       RATIO        AMOUNT      RATIO        AMOUNT       RATIO
                                                ------       -----        ------      -----        ------       -----

September 30, 1997:
Total capital to risk weighted assets
  Consolidated                                 $ 61,428      10.16%      $ 46,621      8.00%      $ 58,276      10.00%
  Merchants National Bank                        54,627      10.62         39,484      8.00         49,355      10.00
Tier 1 capital to risk weighted assets
  Consolidated                                   53,806       8.90         23,310      4.00         34,965       6.00
  Merchants National Bank                        48,188       9.37         19,742      4.00         29,613       6.00
Tier 1 capital to average assets
  Consolidated                                   53,806       7.00         29,335      4.00         36,668       5.00
  Merchants National Bank                        48,188       7.42         24,709      4.00         30,886       5.00

December 31, 1996:
Total capital to risk weighted assets
  Consolidated                                   54,487      10.26         42,477      8.00         53,097      10.00
  Merchants National Bank                        51,000      11.61         35,148      8.00         43,935      10.00
Tier 1 capital to risk weighted assets
  Consolidated                                   47,872       9.02         21,239      4.00         31,858       6.00
  Merchants National Bank                        45,494      10.35         17,574      4.00         26,361       6.00
Tier 1 capital to average assets
  Consolidated                                   47,872       6.90         27,768      4.00         34,709       5.00
  Merchants National Bank                        45,494       7.82         23,262      4.00         29,078       5.00

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

Net cash outflows from investing activities were $74.7 million in the first nine months of 1997, compared to $56.4 million a year earlier. In the first nine months of 1997, net principal disbursed on loans accounted for

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


net outflows of $71.9 million, and securities transactions aggregated a net outflow of $1.8 million. In the first nine months of 1996, net principal disbursed or repaid on loans accounted for a net outflow of $40.8 million, and securities transactions resulted in net outflows of $294,000. During the first quarter of 1996, the acquisition of Valley resulted in a net outflow of $5.1 for the subsidiaries to be retained, net of cash and cash equivalents acquired with those subsidiaries, and an outflow of $8.2 million for the net assets of the subsidiaries held for sale.

Cash inflows from financing activities in the first nine months of 1997 associated with an increase in deposits were $43.4 million. This compares with a net inflow of $48.1 million for the same period in 1996. Securities sold under repurchase agreements resulted in cash inflows of $6.6 million in the first nine months of 1997, and cash inflows of $15.0 million during the first nine months of 1996. Short term borrowings resulted in net cash outflows of $10.2 million in the first nine months of 1997, and no cash flows in the first nine months of 1996.

During the first nine months of 1996, the Company repaid a $3 million note payable with the Federal Home Loan Bank of Chicago, and a $3.5 million note payable assumed with the Valley acquisition. $14 million in proceeds from notes payable were used to finance the Valley acquisition.

In the event of short term liquidity needs, the Banks may purchase Federal funds from correspondent banks. The Merchants National Bank may also borrow funds from the Federal Reserve Bank of Chicago. The Merchants National Bank's membership in the FHLB System gives it the ability to borrow funds from the FHLB of Chicago for short or long term purposes under a variety of programs. Merchants National Bank had advances of $46.3 million outstanding as of September 30, 1997.

Mortgage lending activity resulted in operating net cash inflows of approximately $1.7 million during the first nine months of 1997, compared to outflows of $505,000 in 1996. Total cash outflows from operating activities exceeded operating outflows by $5.3 million for the nine months ended September 30, 1997. During the first nine months of 1996, net cash inflows from operating activities were $8.0 million. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

YEAR 2000 COMPLIANCE

The Company utilizes and is dependent upon data processing systems and software to conduct its business. In 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, indications are that all systems are or will be Year 2000 compliant, with no material costs anticipated.

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


          Exhibits


          27.  Financial Data Schedule


          Reports on Form 8-K


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





Date:     November 13, 1997