Form 10-K405
period 1997-12-31
MERCHANTS BANCORP INC/DE/
filed 1998-03-30
CIK 707817

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K


     /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1997
                                   OR
     / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _______________ TO  _______________

                         Commission file number   0-14484
                                                -----------

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


                    1851 WEST GALENA BOULEVARD, AURORA, ILLINOIS 60507
           ----------------------------------------------------------------
             (Address of principal executive offices, including Zip Code)


                                 (630) 896-9000
             ------------------------------------------------------
               (Registrant's telephone number, including Area Code)

            Securities registered pursuant to Section 12(b) of the Act:

      Title of Class           Name of each exchange on which registered

          NONE                                    NONE
      --------------           -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                              COMMON STOCK, $1.00 PAR VALUE
                             -------------------------------
                                   (Title of Class)

                             PREFERRED STOCK PURCHASE RIGHTS
                             -------------------------------
                                   (Title of Class)


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
                               YES   X         NO
                                   -----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 9, 1998, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $154,410,640* based upon the price of the last sale on that date. (This determination includes 841,029 shares of the registrant's common stock held by the trust department of the registrant's subsidiary, The Merchants National Bank of Aurora.)

     The number of shares outstanding of the registrant's common stock, par value $1 per share, was 5,168,557 at March 9, 1998.



DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 1997 Annual Report are incorporated by reference into Parts I, II and IV.

     Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.



















------------------
* Based on the last reported price of an actual transaction in registrant's common stock on March 4, 1998, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant's common stock.

                              MERCHANTS BANCORP, INC.
                                     FORM 10-K

                                       INDEX

PART I                                                                  PAGE NO.
------                                                                  --------

Item  1    Business                                                     1 - 15

Item  2    Properties                                                   16

Item  3    Legal Proceedings                                            16

Item  4    Submission of Matters to a Vote of Security Holders          17


PART II
-------

Item  5    Market for the Registrant's Common Stock and
           Related Security Holder Matters                              17

Item  6    Selected Financial Data                                      17

Item  7    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          17

Item 7A    Quantitative and Qualitative Disclosures about Market Risk   17

Item  8    Financial Statements and Supplementary Data                  17

Item  9    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                          17


PART III
--------

Item 10    Directors and Executive Officers of the Registrant           18

Item 11    Executive Compensation                                       18

Item 12    Security Ownership of Certain Beneficial Owners and
           Management                                                   18

Item 13    Certain Relationships and Related Transactions               19


PART IV
-------

Item 14    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                          19 - 20

           Signatures                                                   21 - 22

                                    PART I

ITEM 1.  BUSINESS

                               THE CORPORATION

OVERVIEW

     Merchants Bancorp, Inc. (the "Corporation" or the "Registrant") was organized under the laws of Delaware on July 1, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act"). The Corporation's office is located at 1851 West Galena Boulevard, Aurora, Illinois 60507, and its telephone number is 630/896-9000.

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

     Merchants Bank is a national banking association with its main office located at 1851 West Galena Boulevard, Aurora, Illinois 60507. Merchants Bank operates full service banking facilities located at 2998 Ogden Avenue, Aurora, Illinois 60505, 1851 West Galena Boulevard, Aurora, Illinois 60506, One Merchants Plaza, Oswego, Illinois 60543, 55 Constitution Drive, Aurora, Illinois 60506, 1771 Merchants Drive, Geneva, Illinois 60134 and Route 31, Mooseheart, Illinois 60539. The Bank operates a loan production office located at 520 Countryside Center, Yorkville, Illinois 60560. The administration center for Merchants Bank, in which all operational and support functions are located, is located at 2255 West Sullivan Road, Aurora, Illinois, 60507.

     Hinckley State Bank is an Illinois banking association with its main office located at 101 W. Lincoln, Hinckley, Illinois 60520, and a full service facility located at 80 N. Dugan Road, Sugar Grove, Illinois 60554. Fox Valley Bank is an Illinois banking association with its main office located at 1600 East Main Street, St. Charles, Illinois 60174, and full service facilities located at 1525 West Main Street, St. Charles, Illinois 60174, and 629 West State Street, Geneva, Illinois 60134.

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

     St. Charles, like Aurora, is located along the Fox River, and has experienced similar growth in recent years. As of 1992, median household income was $66,000, more than double the Illinois average reported in the 1990 census. Major employers include Central DuPage Hospital, System Sensor, Delnor Community Hospital, DuKane Corp., and Arthur Andersen.

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

     The Corporation will also consider establishing branches, loan production offices or other business facilities as a means of expanding its presence in current or new market areas. An example of this is the Corporation's opening a new branch facility in Geneva in 1996, entry into "supermarket banking" with the opening of a branch inside the Cub Foods store in Aurora in 1993, and the opening of its loan production office in 1994. The Corporation will also consider the expansion into other lines of business closely related to banking if it believes these lines could be profitable without undue risk to the Corporation and if the Corporation can be competitive.

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

     Recognizing the substantial changes and growth opportunities in its market, the Corporation has created an aggressive sales environment within the organization. In addition to promotions from within the organization, the Corporation has hired experienced senior bank executives who were already familiar with the Aurora market area, with an emphasis on the commercial lending and trust areas. This has allowed the Corporation to continue to grow with the community and compete successfully in Aurora's banking market.

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

     The Banks regularly provide financing to developers who have demonstrated a favorable record of performance for the construction of pre-sold homes. Home sales have remained very strong in the greater Aurora area, including Hinckley and St. Charles, due to the growth in population. Although development and construction lending has been a significant portion of the commercial loan activity, these types of loans represented approximately 12% of the outstanding balance of the Banks' loan portfolios as of December 31, 1997. No construction or development loan was on nonaccrual status as of December 31, 1997.

     Each Bank's Board of Directors reviews, on a monthly basis, a report of all criticized assets and considers all requests for new loans of over $8 million at Merchants Bank, and $100,000 at Hinckley State Bank and Fox Valley Bank. The directors' loan committees of Hinckley State Bank and Fox Valley Bank may approve loans to the same levels as the full board of these banks. Requests for new loans over $4 million are reviewed by the directors' loan committee at Merchants Bank. Loan review is centralized for all three Banks, and loan review personnel and commercial lenders interact with the Banks' Boards of Directors each month. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations. The result has been a below average level of problem loans compared to the Banks' industry peer groups in recent years.

     MORTGAGE BANKING. Merchants Bank conducts a mortgage origination operation through its mortgage division, and also makes these services available to Hinckley State Bank and Fox Valley Bank customers. Prior to 1993, Merchants Bank generally did not hold newly originated residential mortgage loans in its portfolio, preferring instead to originate the loans for outside investors and have the outside investors fund and service the loans. Beginning in 1993, Merchants Bank began funding all residential mortgage loans and selling the majority of them in the secondary market with servicing retained. In addition, in June, 1993, Merchants Bank purchased the servicing on most of the residential mortgage loans it originated in prior periods. In 1995, Merchants Bank purchased the servicing rights to approximately $62.6 million of mortgage loans. As a result of such actions, Merchants Bank has built its mortgage servicing portfolio to approximately $275 million at December 31, 1997. Management believes that the retention of mortgage servicing provides Merchants Bank with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations.

     CONSUMER LENDING. The Banks' consumer lending department's provide all types of consumer loans including motor vehicle, home improvement, home equity, student, signature and small personal credit lines. The Banks have designated funds to support various special programs to benefit the first time borrower. During 1994, Merchants Bank entered the credit card market by issuing its own Visa Card, and offers this product to Hinckley State Bank and Fox Valley Bank customers. Merchants Bank has entered into a contract with a non-affiliated third party to provide credit card processing for its operations. Through this program, Merchants Bank hopes to increase profits and augment its cross-selling opportunities by increasing its marketing base. The "Phone for a Loan" program at Merchants Bank will provide easy means for customers to apply for a loan 24 hours a day.

TRUST DEPARTMENT

     Merchants Bank's trust department has been providing trust services to the Aurora community for over 60 years. Currently, Merchants Bank has over $440 million of assets under management and provides a full complement of trust services for individuals and corporations. Merchants Bank has targeted the trust department as one of its primary areas for future growth. Trust services are also offered to Hinckley State Bank and Fox Valley Bank customers through Merchants Bank.

     The trust department's current focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans. The trust department has a staff of professionals with expertise in the employee benefit administration and new business development areas. This group provides expanded employee benefit retirement plan administration and investment services to sole proprietors and corporations. The trust department has also converted its data processing and delivery system to enhance the department's ability to continue to provide a quality, highly personalized trust product to its customers.

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

EMPLOYEES

     At December 31, 1997, the Corporation employed 347 full-time equivalent employees. The Corporation places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Corporation's employees are covered by a collective bargaining agreement with the Corporation. The Corporation offers a variety of employee benefits and management considers its employee relations to be excellent.

                              SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Corporation can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the "OCC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

RECENT REGULATORY DEVELOPMENTS

     PENDING LEGISLATION. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Corporation is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Corporation and the Bank.

THE CORPORATION

     GENERAL. The Corporation, as the sole stockholder of the Banks, is a bank holding company. As a bank holding company, the Corporation is registered with, and is subject to regulation by, the FRB under the Act. In accordance with FRB policy, the Corporation is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Corporation might not do so absent such policy. Under the Act, the Corporation is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Corporation is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

     INVESTMENTS AND ACTIVITIES. Under the Act, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the Act), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

     The Act also prohibits, with certain exceptions, the Corporation from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Corporation and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     Federal law also prohibits acquisition of "control" of a bank or bank holding company, such as the Corporation, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
minimum levels of capital in accordance with FRB capital adequacy guidelines.
If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Corporation's allowance for loan and lease losses.

     The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

     As of December 31, 1997, the Corporation had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 10.42% and a leverage ratio of 6.91%.

     DIVIDENDS.   The FRB has issued a policy statement with regard to the
payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law (the "DGCL") allows the Corporation to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL), or if the Corporation has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     FEDERAL SECURITIES REGULATION. The Corporation's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANKS

     GENERAL. Merchants Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of Merchants Bank are insured by the BIF of the FDIC, and Merchants Bank is a member of the Federal Reserve System. As a BIF-insured national bank, Merchants Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

     Hinckley State Bank and Fox Valley Bank (the "State Banks") are Illinois-chartered banks, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Illinois-chartered banks, the State Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

     DEPOSIT INSURANCE. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the year ended December 31, 1997, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1997, the Banks paid FICO assessments totaling $92,000.

     SUPERVISORY ASSESSMENTS. All Illinois banks and national banks are required to pay supervisory assessments to the Commissioner and the OCC, respectively, to fund the operations of such agencies. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries. During the year ended December 31, 1997, the Banks paid supervisory assessments totaling $156,000.

     CAPITAL REQUIREMENTS. Under federal regulations, the Banks are subject to the following minimum capital standards: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (see "--The Corporation--Capital Requirements").

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     During the year ended December 31, 1997, none of the Banks was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, each of the Banks exceeded its minimum regulatory capital requirements. As of December 31, 1997, the capital ratios were as follows:

                       RISK-BASED           LEVERAGE
                      CAPITAL RATIO           RATIO
                      -------------         --------
Merchants Bank            10.89%              7.44%

Hinckley State Bank       13.47%              7.84%

Fox Valley Bank           12.37%              7.77%

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

     DIVIDENDS. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as Merchants Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years. Under the Illinois Banking Act, Illinois-chartered banks, such as the State Banks, may not pay dividends in excess of their adjusted profits.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. As of December 31, 1997, approximately $11.7 million was available to be paid as dividends to the Corporation by the Banks. Notwithstanding the availability of funds for dividends, however, the bank regulatory agencies may prohibit the payment of any dividends by the Banks if such payment is deemed to constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Corporation and its subsidiaries, on investments in the stock or other securities of the Corporation and its subsidiaries and the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by each of the Banks to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal stockholders of the Corporation, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal stockholder of the Corporation may obtain credit from banks with which any of the Banks maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Illinois banks, such as the State Banks, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks headquartered in Illinois, such as Merchants Bank, have the same branching rights in Illinois as banks chartered under Illinois law.

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers unless any Illinois bank involved has been in existence and continuous operation for more than five years.

     STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the State Banks.

     FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Banks are in compliance with the foregoing requirements.

                                   STATISTICAL DATA

     The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 1997 Annual Report herein incorporated by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Corporation's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances.

                            ANALYSIS OF AVERAGE BALANCES,
                          TAX EQUIVALENT INTEREST AND RATES
                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                   1997                            1996                            1995
                                      ------------------------------  ------------------------------  ----------------------------
                                       Average                  Rate    Average                 Rate   Average                Rate
                                       Balance    Interest      (%)     Balance    Interest     (%)    Balance    Interest    (%)
                                      ---------   -------       ----  ----------   --------     ----  ---------   --------    ----
ASSETS
Securities:
  Taxable                             $ 139,803   $ 9,177       6.50  $ 156,701    $ 10,119     6.42  $ 128,963   $  8,122      6.23
  Non-taxable (tax equivalent)           56,773     4,387       8.07     52,662       4,177     8.09     51,042      4,264      8.37
                                      ---------   -------       ----  ---------     -------     ----  ---------    -------      ----
     Total securities                   196,576    13,564       6.94    209,363      14,296     6.83    180,005     12,386      6.83
Federal funds sold                        4,399       254       5.77      7,776         415     5.34     11,883        732      6.16
Loans held for sale                       2,208       141       6.39      4,106         245     5.97      2,408        161      9.30
Net loans (tax equivalent)              500,634    45,248       9.04    399,546      37,074     9.28    291,181     28,098      9.63
                                      ---------   -------       ----  ---------     -------     ----  ---------    -------      ----
     Total interest earning assets      703,817    59,207       8.42    620,791      52,030     8.38    485,477     41,377      8.50
Cash and due from banks                  34,734        -          -      32,139          -        -      25,376         -         -
Allowance for loan losses                (7,718)       -          -      (6,534)         -        -      (5,314)        -         -
Premises and equipment, net              11,925        -          -      12,056          -        -       9,353         -         -
Accrued interest and other assets        19,102        -          -      25,326          -        -       6,543         -         -
                                      ---------   -------       ----  ---------     -------     ----  ---------    -------      ----
     Total assets                     $ 761,860    59,207       7.78  $ 683,778      52,030     7.91  $ 521,435     41,377      7.91
                                      ---------   -------       ----  ---------     -------     ----  ---------    -------      ----
                                      ---------                       ---------                       ---------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing deposits:
  NOW accounts                        $  76,664     1,798       2.35  $  74,319       1,777     2.39  $  66,687      1,571      2.36
  Money market accounts                  65,446     2,618       4.00     54,535       1,759     3.23     31,604      1,138      3.60
  Savings                                66,316     1,839       2.77     67,425       1,890     2.80     54,263      1,480      2.73
  Time, $100,000 and over                88,467     4,987       5.64     80,483       4,450     5.53     59,964      3,323      5.54
  Other time                            218,045    12,840       5.89    205,321      12,036     5.86    153,214      8,988      5.87
Federal funds purchased and other
    borrowed funds                       62,411     3,508       5.62     35,366       1,773     5.01     32,848      1,776      5.41
Notes payable                            14,000       969       6.92     14,567         453     3.11      3,000        147      4.90
                                      ---------   -------       ----  ---------     -------     ----  ---------    -------      ----
     Total interest bearing
       liabilities                      591,349    28,559       4.83    532,016      24,138     4.54    401,580     18,423      4.59
Noninterest bearing deposits            105,688        -          -      95,293          -        -      69,167         -         -
Accrued interest and other
  liabilities                             3,884        -          -       2,709          -        -       2,406         -         -
Stockholders' equity                     60,939        -          -      53,760          -        -      48,282         -         -
                                      ---------   -------       ----  ---------     -------     ----  ---------    -------      ----
Total liabilities and
  stockholders' equity                $ 761,860    28,559       3.75  $ 683,778      24,138     3.53  $ 521,435     18,423      3.53
                                      ---------   -------       ----  ---------     -------     ----  ---------    -------      ----
                                      ---------                       ---------                       ---------
Net interest income (tax equivalent)              $30,648                          $ 27,892                       $ 22,954
                                                  -------                           -------                        -------
                                                  -------                           -------                        -------
Net interest income (tax equivalent)
   to total earning assets                                      4.35                            4.49                            4.73
                                                                ----                            ----                            ----
                                                                ----                            ----                            ----
Interest bearing liabilities to
  earnings assets                         84.02%                          85.70%                          82.72%
                                      ---------                       ---------                       ---------
                                      ---------                       ---------                       ---------

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

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                              1997 Compared to 1996                   1996 Compared to 1995
                                                       -----------------------------------     ----------------------------------
                                                           Change Due to                           Change Due to
                                                       ---------------------                   ---------------------
                                                        Volume        Rate           Net        Volume        Rate          Net
                                                       --------     --------      --------     --------     --------     --------
EARNING ASSETS/INTEREST INCOME
Securities:
   Taxable                                             $ (1,107)    $    165      $   (942)    $  1,774     $    222     $  1,996
   Tax-exempt                                               320         (110)          210          134         (221)         (87)
 Federal funds sold                                        (193)          32          (161)        (228)         (89)        (317)
 Loans and loans held for sale                            9,039         (969)        8,070       10,209       (1,148)       9,061
                                                       --------     --------      --------     --------     --------     --------
TOTAL EARNING ASSETS                                      8,059         (882)        7,177       11,889       (1,236)      10,653
                                                       --------     --------      --------     --------     --------     --------

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits:
 NOW accounts                                                55          (34)           21          183           23          206
 Money market accounts                                      391          468           859          751         (130)         621
 Savings                                                    (31)         (20)          (51)         368           42          410
 Time, $100,000 and over                                    449           88           537        1,134           (7)       1,127
 Other time                                                 749           55           804        3,055           (7)       3,048
Federal funds purchased and other
  borrowed funds                                          1,498          237         1,735          131         (134)          (3)
Notes payable                                               (19)         535           516          378          (72)         306
                                                       --------     --------      --------     --------     --------     --------
TOTAL INTEREST BEARING LIABILITIES                        3,092        1,329         4,421        6,000         (285)       5,715
                                                       --------     --------      --------     --------     --------     --------
NET INTEREST INCOME                                    $  4,967     $ (2,211)     $  2,756     $  5,889     $   (951)    $  4,938
                                                       --------     --------      --------     --------     --------     --------
                                                       --------     --------      --------     --------     --------     --------

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

                        SECURITIES PORTFOLIO COMPOSITION

                                                               1997                       1996                        1995
                                                     ---------------------      -----------------------     ----------------------
                                                                   % of                        % of                       % of
                                                       Amount    Portfolio        Amount      Portfolio       Amount     Portfolio
                                                     ----------  ---------      ----------    ---------     ----------   ---------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities                             $   14,092     6.88%       $   17,640      9.05%       $   24,860    13.28%
U.S. Government agencies                                 86,254    42.13            76,980     39.52            53,481    28.57
U.S. Government agency mortgage backed securities        26,092    12.74            34,022     17.47            45,175    24.14
States and political subdivisions                        62,981    30.76            54,827     28.15            51,820    27.69
Collateralized mortgage obligations                       8,310     4.06             8,720      4.48             9,960     5.32
Equity securities                                         7,032     3.43             2,591      1.33             1,873     1.00
                                                     ----------   ------        ----------    ------        ----------   ------
    Total                                            $  204,761   100.00%       $  194,780    100.00%       $  187,169   100.00%
                                                     ----------   ------        ----------    ------        ----------   ------
                                                     ----------   ------        ----------    ------        ----------   ------

Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). Collateralized mortgage obligations are secured by FHLMC, GNMA, or FNMA certificates. Other securities consist of FHLB stock and Federal Reserve Bank Stock.

As of December 31, 1997, and 1996, the Company held structured notes carried at fair values of $2,247,000 and $4,236,000. The amortized cost of these securities was $2,250,000 and $4,250,000 as of December 31, 1997, and 1996.
These securities were issued by the FHLB and FNMA.

The following table presents the maturities and weighted average yield of securities by major category as of December 31, 1997. Securities with call options are listed according to the earlier of call date or maturity date. Yields are calculated on a tax equivalent basis using a 34% rate.

                   SECURITIES PORTFOLIO - MATURITY AND YIELDS

                                                          After One But      After Five But
                                          Within              Within             Within           After
                                         One Year           Five Years         Ten Years         Ten Years             Total
                                     ----------------   ----------------   -----------------  --------------    -----------------
                                      Amount    Yield    Amount    Yield    Amount     Yield  Amount   Yield     Amount     Yield
                                     --------   -----   --------   -----   --------   ------  -------  -----    ---------   -----
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities             $  8,011   5.44%   $  6,081   5.94%   $      -      -%   $     -      -%   $  14,092   5.66%
U.S. government agencies               49,160   6.54      35,115   6.75       1,979   6.55          -      -       86,254   6.63
U.S. government agency
    mortgage backed securities          3,445   6.11      13,458   6.65       4,078   6.98      5,111   7.09       26,092   6.72
States and political subdivisions       1,367   8.98      31,528   8.24      28,950   7.58      1,136   8.57       62,981   7.96
Collateralized mortgage obligations     4,257   5.71       2,475   6.69           -      -      1,578   6.84        8,310   6.22
Other securities                        7,032   6.00           -      -           -      -          -      -        7,032   6.00
                                     --------   ----    --------   ----    --------   ----    -------   ----    ---------   ----
    Total                            $ 73,272   6.35%   $ 88,657   7.21%   $ 35,007   7.45%   $ 7,825   7.25%   $ 204,761   6.94%
                                     --------   ----    --------   ----    --------   ----    -------   ----    ---------   ----
                                     --------   ----    --------   ----    --------   ----    -------   ----    ---------   ----

As of December 31, 1997, net unrealized gains of approximately $2.5 million, reduced by deferred income taxes of approximately $855,000, resulted in an increase in equity capital of approximately $1.7 million. As of December 31, 1996, net unrealized gains of $429,000, reduced by deferred income taxes of $112,000, resulted in an increase in equity capital of $317,000.

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

The following table presents the composition of the loan portfolio at December 31, in the years indicated:

                                LOAN PORTFOLIO

                                                  1997          1996         1995          1994         1993
                                               ---------     ---------    ---------     ---------    ---------
Commercial and industrial                      $ 168,899     $ 161,847    $ 109,872     $ 112,828    $ 104,711
Real estate - commercial                          95,755        75,449       67,739        72,305       53,334
Real estate - construction                        69,901        54,513       40,510        24,470       35,249
Real estate - residential                        122,732        85,107       31,673        19,549       11,356
Installment                                      100,869        73,918       50,489        53,806       73,861
Credit card receivables                            8,100         6,697        5,644         4,119            -
Other loans                                          813         1,188          455           937          293
                                               ---------     ---------    ---------     ---------    ---------
  Gross loans                                    567,069       458,719      306,382       288,014      278,804
Unearned discount                                 (1,324)       (1,535)      (1,743)       (2,054)      (3,807)
Deferred loan fees                                  (397)         (382)        (312)         (387)        (330)
                                               ---------     ---------    ---------     ---------    ---------
  Total loans                                    565,348       456,802      304,327       285,573      274,667
Allowance for loan losses                         (8,360)       (7,274)      (5,176)       (5,140)      (4,705)
                                               ---------     ---------    ---------     ---------    ---------
  Loans, net                                   $ 556,988     $ 449,528    $ 299,151     $ 280,433    $ 269,962
                                               ---------     ---------    ---------     ---------    ---------
                                               ---------     ---------    ---------     ---------    ---------

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 1997:

                    MATURITY AND RATE SENSITIVITY OF LOANS

                                                     Over 1 Year
                                                   Through 5 Years           Over 5 Years
                                               ----------------------    ---------------------
                                   One Year      Fixed       Floating      Fixed     Floating
                                   or Less       Rate          Rate        Rate        Rate          Total
                                  ---------    ---------     --------    --------    ---------     ---------
Commercial and industrial         $  84,512    $  39,825     $ 20,057    $ 14,018    $  10,487     $ 168,899
Real estate - commercial             18,498       57,724       10,142       7,717        1,674        95,755
Real estate - construction           58,998        7,212        2,683       1,008            -        69,901
Real estate - residential             3,305        8,096          193       6,588      104,550       122,732
Installment                          38,506       59,463        1,001       1,707          192       100,869
Credit card receivables               8,100            -            -           -            -         8,100
Other loans                             813            -            -           -            -           813
                                  ---------    ---------     --------    --------    ---------     ---------
  Total                           $ 212,732    $ 172,320     $ 34,076    $ 31,038    $ 116,903     $ 567,069
                                  ---------    ---------     --------    --------    ---------     ---------
                                  ---------    ---------     --------    --------    ---------     ---------

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

                             NONPERFORMING ASSETS

                                          1997        1996       1995       1994        1993
                                        -------     -------    -------    -------     -------
Nonaccrual loans                        $ 4,623     $ 2,970    $ 1,135    $ 1,397     $ 1,956
Loans past due 90 days or more
  and still accruing interest                 -           -          -          -           -
Restructured loans                          485         359      1,047      2,102           -
                                        -------     -------    -------    -------     -------
     Total nonperforming loans            5,108       3,329      2,182      3,499       1,956
Other real estate                           178         333        566        845         223
                                        -------     -------    -------    -------     -------
     Total nonperforming assets         $ 5,286     $ 3,662    $ 2,748    $ 4,344     $ 2,179
                                        -------     -------    -------    -------     -------
                                        -------     -------    -------    -------     -------

Impaired loans were as follows:

                                                                     1997       1996      1995
                                                                   -------    -------   -------
Year-end loans with no allowance for loan losses allocated         $ 2,234    $   523   $     -
Year-end loans with allowance for loan losses allocated              1,325        905       921
Amount of the allowance allocated                                      473        363       631

Average of impaired loans during the year                            2,705      1,480     2,378
Interest income recognized during impairment                           277        191       305
Cash-basis interest income recognized                                  174         89       302

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $225,000 was recorded during 1997 on loans in nonaccrual status at December 31, 1997. Interest income which would have been recognized during 1997 had these loans been on an accrual basis throughout the year was approximately $356,000.

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the percentage of net charge-offs to average loans outstanding:

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                              1997          1996         1995          1994         1993
                                                          ---------     ---------    ---------     ---------    ---------
Average total loans (exclusive of loans held for sale)    $ 500,634     $ 399,546    $ 291,181     $ 278,819    $ 256,888
                                                          ---------     ---------    ---------     ---------    ---------
                                                          ---------     ---------    ---------     ---------    ---------
Allowance at beginning of year                            $   7,274     $   5,176    $   5,140     $   4,705    $   4,161
Increase due to the acquisition of Valley                        -            798           -             -            -
Charge-offs:
     Commercial and industrial                                  650         1,193        1,248         1,321          839
     Real estate - commercial                                   164           126          272           393          375
     Real estate - construction                                  -             -            -             20           -
     Real estate - residential                                   80             5           -            150           *
     Installment and other loans                              1,228           917          993         1,058        1,367
                                                          ---------     ---------    ---------     ---------    ---------
          Total charge-offs                                   2,122         2,241        2,513         2,942        2,581
                                                          ---------     ---------    ---------     ---------    ---------
Recoveries:
     Commercial and industrial                                  162           509          223           384          147
     Real estate - commercial                                    23           658           83           236          147
     Real estate - construction                                  -             -            -             -            -
     Real estate - residential                                   54            -            -             13           *
     Installment and other loans                                333           360          460           446          408
                                                          ---------     ---------    ---------     ---------    ---------
          Total recoveries                                      572         1,527          766         1,079          702
                                                          ---------     ---------    ---------     ---------    ---------
Net charge-offs                                               1,550           714        1,747         1,863        1,879
Provision for loan losses                                     2,636         2,014        1,783         2,298        2,423
                                                          ---------     ---------    ---------     ---------    ---------
Allowance at end of period                                $   8,360     $   7,274    $   5,176     $   5,140    $   4,705
                                                          ---------     ---------    ---------     ---------    ---------
                                                          ---------     ---------    ---------     ---------    ---------
Net charge-offs to average loans                               0.31%         0.18%        0.60%         0.67%        0.73%
Allowance at year end to average loans                         1.67%         1.82%        1.78%         1.84%        1.83%

*Charge-offs and recoveries of real estate - residential loans are reported above in real estate - commercial for 1993.

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

The following table shows the Corporation's allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                   1997              1996              1995              1994               1993
                            ------------------- ----------------- ----------------- ------------------ -----------------
                                      Loan Type         Loan Type         Loan Type          Loan Type         Loan Type
                                      to Total          to Total          to Total           to Total          to Total
                             Amount    Loans    Amount    Loans   Amount   Loans    Amount    Loans    Amount    Loans
                            -------   --------- ------  --------- ------  --------- ------   --------- ------  ---------
Commercial and industrial   $ 2,259    29.8%    $2,316    35.3%   $3,441   36.1%    $3,227    39.2%    $3,369    37.6%
Real estate - commercial        436    16.9        117    16.4       152   22.3        199    25.1        213    19.1
Real estate - construction      341    12.3        265    11.9       193   13.3        193     8.5         70    12.6
Real estate - residential       270    21.6        383    18.6       135   10.4         55     6.8          -     4.1
Installment and other loans   2,299    19.4      1,209    17.8       594   17.9        865    20.4        966    26.6
Unallocated                   2,755              2,984               661               601                 87
                            -------   -----     ------   -----    ------  -----     ------   -----     ------   -----
Total                       $ 8,360   100.0%    $7,274   100.0%   $5,176  100.0%    $5,140   100.0%    $4,705   100.0%
                            -------   -----     ------   -----    ------  -----     ------   -----     ------   -----
                            -------   -----     ------   -----    ------  -----     ------   -----     ------   -----

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 1997:

                        TIME DEPOSITS OF $100,000 OR MORE

3 months or less                       $ 44,679
Over 3 months through 6 months           17,908
Over 6 months through 12 months          18,078
Over 12 months                           10,555
                                       --------
                                       $ 91,220
                                       --------
                                       --------

The following table reflects categories of short-term borrowings having average balances during the year greater than 30% of stockholders' equity of the Company at the end of the year. During each year reported, securities sold under repurchase agreements are the only category meeting this criteria. Information presented is as of or for the year ended December 31, for the years indicated:

                            SHORT-TERM BORROWINGS

                                                              1997         1996         1995
                                                            -------      ------       -------
Balance at end of year                                      $21,754      $19,225      $22,626
Weighted average interest rate                                 5.76%        5.52%        5.26%
Maximum month-end amount outstanding during the year        $28,179      $30,975      $47,892
Average amount outstanding during the year                  $23,849      $26,587      $31,298
Weighted average interest rate during the year                 5.13%        4.94%        5.33%

The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

                                SELECTED RATIOS

                                            1997        1996        1995
                                           -----       -----       -----
Return on average total assets              0.96%       0.95%       1.19%
Return on average equity                   12.05%      12.14%      12.83%
Average equity to average assets            8.00%       7.86%       9.26%
Tier 1 capital to risk-adjusted assets      9.15%       9.02%      14.54%
Total capital to risk adjusted assets      10.42%      10.26%      15.79%
Tier 1 leverage ratio                       6.91%       6.90%      10.31%
Dividend payout ratio                      23.96%      22.13%      19.91%

Note: Unrealized gains (losses) on securities available for sale are included in the average balances used to calculate these ratios.

ITEM 2.   PROPERTIES

     The principal offices of the Corporation and Merchants Bank are located in Merchants Bank's West Plaza location at 1851 West Galena Boulevard in Aurora. The two-story, 28,100 square foot building is owned by Merchants Bank and was constructed in 1962. During 1994, the entire first and second floors of this building were remodeled to provide space for the trust department and mortgage division. There are two parking lots which can accommodate 90 cars.

     The Merchants Bank's former main office building is located at 34 South Broadway, Aurora, Illinois. During 1997, Merchants Bank donated the 60,500 square foot building with a carrying value of $850,000, to a charitable organization. Merchants Bank will lease a portion of the building for a full service branch. The building was appraised at $4,130,000, which resulted in charitable contribution tax credits of $1,504,000, which were recorded in 1997.

     Merchants Bank's downtown drive-up facility is located at 205 East Downer Place in Aurora and comprises approximately 9,950 square feet. The one-story building is owned by Merchants Bank and has eight drive-up windows.

     In 1997, the Company moved its administrative and operations functions to a leased location at 2255 West Sullivan Road in Aurora. The Company leases a single story office wing of approximately 31,000 square feet.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Corporation incorporates by reference the information contained on page 39 of the 1997 Annual Report (attached hereto as Exhibit 13) under the caption "Market for the Company's Common Stock and Related Security Holder Matters." As of March 9, 1998, there were 732 holders of record of the Corporation's common stock.

     The Corporation also incorporates by reference the information contained on page 23 of the 1997 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note 16: Stockholder Rights Plan."

     The Corporation also incorporates by reference the information contained on pages 22 and 23 of the 1997 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note 15: Capital Matters."

ITEM 6.   SELECTED FINANCIAL DATA

     The Corporation incorporates by reference the information contained on page 8 of the 1997 Annual Report (attached hereto as Exhibit 13) under the caption "Merchants Bancorp, Inc. and Subsidiaries Financial Highlights."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Corporation incorporates by reference the information contained on pages 29 - 37 of the 1997 Annual Report (attached hereto as Exhibit 13) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation incorporates by reference the information contained on page 38 of the 1997 Annual Report (attached hereto as Exhibit 13) under the caption "Sensitivity to Market Risk."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation incorporates by reference the following financial statements and related notes and independent auditors' report from the 1997 Annual Report (attached hereto as Exhibit 13):

                                                       ANNUAL REPORT
                                                          PAGE NO.
     Consolidated Balance Sheets                               9
     Consolidated Statements of Income                        10
     Consolidated Statements of Cash Flows                    11
     Consolidated Statements of Stockholders' Equity          12
     Notes to Consolidated Financial Statements               13-27
     Independent Auditors' Report                             28

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Corporation incorporates by reference the information contained on pages 1,2 and 3 of the Proxy Statement for the 1998 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Election of Directors."

EXECUTIVE OFFICERS OF THE REGISTRANT AND SUBSIDIARY


NAME, AGE AND YEAR         POSITIONS WITH REGISTRANT AND
BECAME EXECUTIVE OFFICER   BUSINESS EXPERIENCE DURING
OF THE REGISTRANT          PAST FIVE YEARS
------------------------   -----------------------------
Calvin R. Myers            Chairman of the Board, President and Chief
Age 55       1982          Executive Officer (1987-present), Director of the
                           Corporation (1986-present); Chairman of the
                           Board and CEO (1987-1991), Director of First
                           American Bank (1985-1991); Chairman of the
                           Board and CEO (1987-present), President
                           (1989-present), Director of the Bank
                           (1986-present).

Frank K. Voris             Vice President of the Corporation
Age 58       1985          (1993-present); Executive Vice President and
                           Chief Operating Officer (1990-present), Senior
                           Vice President (1985-1987), Director of the
                           Bank (1990-present); President of First
                           American Bank (1987-1991).

Randal A. Wright           Executive Vice President, Commercial Banking
Age 46       1989          Division (1993-present); Senior Vice President
                           and Director of Commercial Banking of the Bank
                           (1989-1993); President and CEO of First
                           National Bank of Oelwein, Iowa (1985-1989).

Terence L. Kothe           Executive Vice President, Trust and Financial
Age 54       1992          Services (1992-present) of the Bank; Vice
                           President, Senior Trust and Investment Officer
                           (1973-1992) of Old Second National Bank of
                           Aurora.

J. Douglas Cheatham        Vice President and Chief Financial Officer of
Age 41       1990          the Corporation (1993-present); Vice President
                           and Financial Officer (1990-present), Financial
                           Officer (1988-1990), Analyst of the Bank
                           (1987-1988).

Gerald M. Lanigan          Senior Vice President and Trust Officer of the
Age 48       1984          Bank (1985-present).

Scott B. Everhart          Senior Vice President of Operations
Age 46       1988          (1990-present), Director of Operations
                           (1988-present), Management Analysis Director of
                           the Bank (1986-1988).

     There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

ITEM 11.   EXECUTIVE COMPENSATION

     The Corporation incorporates by reference the information contained on page 3 of the Proxy Statement for the 1998 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Compensation of Directors," and on pages 6 - 9 under the caption "Executive Compensation." The sections in the Proxy Statement marked "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Corporation incorporates by reference the information contained on pages 3 - 5 of the Proxy Statement for the 1998 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Corporation incorporates by reference the information contained on page 10 of the Proxy Statement for the 1998 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Transactions with Management."

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  INDEX TO FINANCIAL STATEMENTS

     The Corporation incorporates by reference the following financial statements and related notes and independent auditors' report from the 1997 Annual Report (attached hereto as Exhibit 13):

                                                       ANNUAL REPORT
                                                          PAGE NO.
                                                       -------------
     Consolidated Balance Sheets                              9
     Consolidated Statements of Income                        10
     Consolidated Statements of Cash Flows                    11
     Consolidated Statements of Stockholders' Equity          12
     Notes to Consolidated Financial Statements               13-27
     Independent Auditors' Report                             28

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

     (a)(3) EXHIBITS

     The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

      ITEM 601
    TABLE II. NO.

   (3)(a) Its Restated Certificate of Incorporation (filed as an exhibit to the Corporation's Registration Statement on Form S-14,
            No. 2-96562, which was filed with the Securities and Exchange Commission on March 21, 1985; a Certificate of Amendment to the Certificate of Incorporation as filed as an exhibit to the Corporation's Form 8-A, which was filed with the Securities and Exchange Commission on April 30, 1986 and a Certificate of Amendment to the Certificate of Incorporation as filed as
            Exhibit 3(b) of the Corporation's 10-K for the fiscal year ended December 31, 1987, a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed as Exhibit A to Exhibit 1 to the Corporation's Form 10-K, which was filed with the Securities and Exchange Commission on January 12, 1989, and a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed as
            Exhibit 4.4 to the Corporation's Amendment 1 to Form S-2, No. 33-68684, which was filed with the Securities and Exchange Commission on October 8, 1993, all of which are incorporated herein by reference)

   (3)(b) By-laws of Merchants Bancorp, Inc. (filed as Exhibit 3(c) of the Corporation's 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference)

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

    (13)    The Corporation's 1997 Annual Report to Stockholders

    (22)    A list of all subsidiaries of the Corporation

    (23)    Consent of Crowe, Chizek & Company LLP

    (27)    Financial Data Schedule

    (99) The Corporation's Proxy Statement for the annual meeting of stockholders to be held April 21, 1998. The sections marked "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this 10-K.

            (b) REPORTS ON FORM 8-K

                 None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MERCHANTS BANCORP, INC.


                                  BY:  /S/ CALVIN R. MYERS
                                     -------------------------------
                                     Calvin R. Myers, Chairman of the Board,
                                     President and Chief Executive Officer


                                  BY:  /S/ J. DOUGLAS CHEATHAM
                                     -------------------------------
                                     J. Douglas Cheatham,
                                     Vice President and Chief Financial Officer

DATE:  March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                TITLE                                DATE
    ---------                -----                                ----

/S/ CALVIN R. MYERS          Chairman of the Board; Director;     March 30, 1998
-------------------------    President and Chief Executive
Calvin R. Myers              Officer


/S/ C. TELL COFFEY           Director                             March 30, 1998
-------------------------
C. Tell Coffey


/S/ WILLIAM C. GLENN         Director                             March 30, 1998
-------------------------
William C. Glenn


/S/ WILLIAM F. HEJNA         Director                             March 30, 1998
-------------------------
William F. Hejna


/S/ JOHN M. LIES             Director                             March 30, 1998
-------------------------
John M. Lies


/S/ JAMES D. PEARSON         Director                             March 30, 1998
-------------------------
James D. Pearson


/S/ FRANK A. SARNECKI        Director                             March 30, 1998
-------------------------
Frank A. Sarnecki


/S/ JOHN J. SWALEC           Director                             March 30, 1998
-------------------------
John J. Swalec

    SIGNATURE                TITLE                                DATE
    ---------                -----                                ----


/S/ NORMAN L. TITINER        Director                             March 30, 1998
-------------------------
Norman L. Titiner


/S/ J. DOUGLAS CHEATHAM      Vice President and Chief Financial   March 30, 1998
-------------------------    Officer
J. Douglas Cheatham

EXHIBIT                                                          SEQUENTIAL
  NO.                    DESCRIPTION OF EXHIBITS                  PAGE NO.
---------------------------------------------------------------------------
(3)(a)   Its Restated Certificate of Incorporation (filed as an        --
         exhibit to the Corporation's Registration Statement on
         Form S-14, No.2-96562, which was filed with the
         Securities and Exchange Commission on March 21, 1985; a Certificate of Amendment to the Certificate of
         Incorporation as filed as an exhibit to the
         Corporation's Form 8-A, which was filed with the
         Securities and Exchange Commission on April 30, 1986 and
         a Certificate of Amendment to the Certificate of
         Incorporation as filed as Exhibit 3(b) of the
         Corporation's 10-K for the fiscal year ended December
         31, 1987, a Certificate of Designation, Preferences and
         Rights of Series A Junior Participating Preferred Stock
         filed as Exhibit A to Exhibit 1 to the Corporation's
         Form 10-K, which was filed with the Securities and
         Exchange Commission on January 12, 1989, and a
         Certificate of Designation, Preferences and Rights of
         Series A Junior Participating Preferred Stock filed as
         Exhibit 4.4 to the Corporation's Amendment 1 to Form S-2,
         No. 33-68684, which was filed with the Securities and
         Exchange Commission on October 8, 1993, all of which are incorporated herein by reference)
---------------------------------------------------------------------------
(3)(b)   By-laws of Merchants Bancorp, Inc. (filed as Exhibit          --
         3(c) of the Corporation's 10-K for the fiscal year ended
         December 31, 1987, and incorporated herein by reference)
---------------------------------------------------------------------------
(4)(a)   Article Fourth of its Restated Certificate of                 --
         Incorporation (filed as Exhibit 3(a) to its Registration
         Statement on Form S-14, No. 2-96562, which was filed
         with the Securities and Exchange Commission on March 21,
         1985, and incorporated herein by reference)
---------------------------------------------------------------------------
(4)(b)   Article II and Article VII, Section 1, of its By-laws,        --
         as amended February 17, 1987 (filed as Exhibit 3(c) of
         the Corporation's 10-K for the year ended December 31,
         1987, and incorporated herein by reference)
---------------------------------------------------------------------------
(4)(c)   The Rights Agreement dated January 4, 1989, between the       --
         Corporation and The Merchants National Bank of Aurora
         (filed as Exhibit 1 on the Corporation's Form 8-K as
         filed with the Securities and Exchange Commission on
         January 12, 1989, and incorporated herein by reference)
---------------------------------------------------------------------------
(10)(a)  Rights Agreement dated January 4, 1989 between the            --
         Corporation and The Merchants Bank of Aurora (filed as
         Exhibit 1 to the Corporation's Form 8-K as filed with
         the Securities and Exchange Commission on January 12,
         1989, and incorporated herein by reference)
---------------------------------------------------------------------------
(10)(b)  Agreement for Facility License and Construction               --
         Agreement dated June 18, 1992, between International
         Banking Technologies, Inc., a Georgia corporation, and
         The Merchants National Bank of Aurora (filed as Exhibit
         10(g) of the Corporation's Form 10-K for the year ended
         December 31, 1992, and incorporated herein by reference)
---------------------------------------------------------------------------
(10)(c)  Employment Agreement dated August 30, 1993, between the       --
         Corporation and Calvin R. Myers (filed as Exhibit 10.8
         to its Registration Statement on Form S-2, No. 33-68684,
         which was filed with the Securities and Exchange
         Commission on October 8, 1993, and incorporated herein
         by reference)
---------------------------------------------------------------------------
 (13)    The Corporation's 1997 Annual Report to Stockholders       24 - 55
---------------------------------------------------------------------------
 (22)    A list of all subsidiaries of the Corporation                 56
---------------------------------------------------------------------------
 (23)    Consent of Crowe, Chizek & Company LLP                        57
---------------------------------------------------------------------------
 (27)    Financial Data Schedule                                       --
---------------------------------------------------------------------------
 (99)    The Corporation's Proxy Statement for the annual meeting   58 - 70
         of stockholders to be held April 21, 1998. The sections
         marked "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance
         Presentation" are furnished for the information of the
         Commission and are not deemed to be "filed" as part of
         this 10-K.
---------------------------------------------------------------------------