Form 10-Q
period 1998-03-31
MERCHANTS BANCORP INC/DE/
filed 1998-05-13
CIK 707817

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1998
                                          OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For transition period from           to
                                               ----------   ----------

                           Commission File Number 0-14484

                               MERCHANTS BANCORP, INC.
                 ----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


             DELAWARE                                   36-3182868
 -------------------------------          -------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

               P.O. BOX 289, AURORA, ILLINOIS                60507
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 31, 1998, the Registrant had outstanding 5,168,357 shares of common stock, $1.00 par value per share.

                               MERCHANTS BANCORP, INC.

                              Form 10-Q Quarterly Report

                                  Table of Contents


                                       PART I
                                                                    Page Number

Item 1.     Financial Statements . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . . . . 8


                                      PART II

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .15
Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . . . . .15
Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .15
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . .15
Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . .15
Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .15


Form 10-Q   Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .16

                           PART I - FINANCIAL INFORMATION
                              MERCHANTS BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           March 31, 1998   December 31, 1997
ASSETS
Cash and due from banks                                       $ 45,282          $ 35,914
Federal funds sold                                               9,706             7,080
Securities available for sale                                  197,969           204,761
Loans held for sale                                             11,678             2,833
Loans                                                          576,255           565,348
Allowance for loan losses                                       (9,091)           (8,360)
                                                              --------          --------
     Net loans                                                 567,164           556,988
Premises and equipment, net                                     11,305            11,295
Other real estate owned                                            195               178
Mortgage servicing rights                                        1,856             1,674
Goodwill, net                                                    6,679             6,773
Core deposit intangible assets, net                              1,959             2,055
Accrued interest and other assets                                9,237             9,420
                                                              --------          --------
     Total assets                                             $863,030          $838,971
                                                              --------          --------
                                                              --------          --------


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                        $128,152          $118,187
   Interest-bearing                                            541,710           532,531
                                                              --------          --------
     Total deposits                                            669,862           650,718
Federal funds purchased and overnight borrowings                27,600            23,100
Securities sold under repurchase agreements                     27,474            21,754
Federal Home Loan Bank term advances                            54,750            59,750
Notes payable                                                   13,781            14,000
Accrued interest and other liabilities                           2,918             4,332
                                                              --------          --------
     Total liabilities                                         796,385           773,654


STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
   Authorized 500,000 shares; none issued                            -                 -
Common stock, $1 par value authorized 6,000,000 shares;
   issued 5,213,380                                              5,213             5,213
Surplus                                                         16,070            16,028
Retained earnings                                               43,911            42,544
Unrealized net gain on securities available for sale             1,562             1,653
Treasury stock, at cost, 45,023 shares in 1998 and
   51,782 shares in 1997                                          (111)             (121)
                                                              --------          --------
     Total stockholders' equity                                 66,645            65,317
                                                              --------          --------
     Total liabilities and stockholders' equity               $863,030          $838,971
                                                              --------          --------
                                                              --------          --------

See accompanying notes to consolidated financial statements.

                              MERCHANTS BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                1998              1997
INTEREST INCOME
Loans, including fees                                         $ 12,747          $ 10,132
Loans held for sale                                                 89                42
Securities:
     Taxable                                                     2,168             2,278
     Tax-exempt                                                    798               673
Federal funds sold                                                  83                38
                                                              --------          --------
     Total interest income                                      15,885            13,163


INTEREST EXPENSE
Deposits                                                         6,287             5,642
Federal funds purchased and overnight borrowings                   473               194
Securities sold under repurchase agreements                        301               281
Federal Home Loan Bank term advances                               821                 0
Notes payable                                                      243               237
                                                              --------          --------
     Total interest expense                                      8,125             6,354
                                                              --------          --------
     Net interest income                                         7,760             6,809
Provision for loan losses                                          883               486
                                                              --------          --------
     Net interest income after provision for loan losses         6,877             6,323


OTHER INCOME
Trust income                                                       650               552
Mortgage banking income                                            949               492
Service charges and fees                                           968               995
Securities gains (losses), net                                      76                42
Other income                                                       231               232
                                                              --------          --------
     Total other income                                          2,874             2,313


OTHER EXPENSE
Salaries and employee benefits                                   3,763             3,253
Occupancy expense, net                                             530               471
Furniture and equipment expense                                    558               420
Amortization of goodwill                                            94                92
Amortization of core deposit intangible assets                      96                99
Other expense                                                    1,944             1,990
                                                              --------          --------
     Total other expense                                         6,985             6,325
                                                              --------          --------
Income before income taxes                                       2,766             2,311
Provision for income taxes                                         804               582
                                                              --------          --------
    Net income                                                  $1,962            $1,729
                                                              --------          --------
                                                              --------          --------
Basic earnings per share                                         $0.38             $0.34
Diluted earnings per share                                       $0.37             $0.34


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (IN THOUSANDS)

                                                                1998              1997

Net income                                                    $  1,962          $  1,729
Change in net unrealized gains on securities                        10                 8
                                                              --------          --------
Comprehensive income                                          $  1,972          $  1,737
                                                              --------          --------
                                                              --------          --------

See accompanying notes to consolidated financial statements.

                              MERCHANTS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (IN THOUSANDS)


                                                                1998              1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $  1,962          $  1,729
Adjustments to reconcile net income to cash from
 operating activities:
      Depreciation                                                 485               413
      Amortization of mortgage servicing rights                    142                93
      Provision for loan losses                                    883               486
      Net change in mortgage loans held for sale                (8,672)            2,209
      Net gain on sales of loans                                  (497)              (98)
      Change in net income taxes payable                           731               (67)
      Change in accrued interest and other assets                  183            (1,906)
      Change in accrued interest and other liabilities          (2,098)           (3,780)
      Premium amortization and discount accretion on
       securities                                                   72                13
      Securities losses (gains), net                               (76)              (42)
      Amortization of goodwill                                      94                92
      Amortization of core deposit intangible assets                96               101
                                                              --------          --------
   Net cash from operating activities                           (6,695)             (757)
                                                              --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale             18,349             9,870
Proceeds from sales of securities available for sale               194             6,542
Purchases of securities available for sale                     (11,885)          (15,417)
Net principal disbursed or repaid on loans                     (11,076)           (8,641)
Property and equipment expenditures                               (495)             (232)
                                                              --------          --------
   Net cash from investing activities                           (4,913)           (7,878)
                                                              --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                          19,144            14,323
Net change in short term borrowings                             10,220           (12,812)
Payments on Federal Home Loan Bank term advances                (5,000)                -
Payments on notes payable                                         (219)                -
Dividends paid, net of dividend reinvestments                     (543)             (393)
                                                              --------          --------
   Net cash from financing activities                           23,602             1,118
                                                              --------          --------
   Net change in cash and cash equivalents                      11,994            (7,517)
   Cash and cash equivalents at beginning of period             42,994            45,068
                                                              --------          --------
   Cash and cash equivalents at end of period                 $ 54,988          $ 37,551
                                                              --------          --------
                                                              --------          --------

See accompanying notes to consolidated financial statements.

                               MERCHANTS BANCORP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (TABLE AMOUNTS IN THOUSANDS)


NOTE 1: BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim periods ended March 31, 1998 are not necessarily indicative of the results expected for the year ending December 31, 1998.

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both other income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

NOTE 2: SECURITIES

Securities available for sale are summarized as follows:


                                                         Gross        Gross
                                          Amortized   Unrealized    Unrealized     Fair
                                            Cost         Gains        Losses       Value
                                          ---------   ----------    ----------     -----

March 31, 1998:
   U.S. Treasury                          $ 11,052       $   57        $ (10)    $ 11,099
   U.S. Government agencies                 82,469          411         (109)      82,771
   U.S. Government agency
     mortgage backed securities             23,995          280          (57)      24,218
   States and political subdivisions        62,946        1,976          (56)      64,866
   Collateralized mortgage obligations       7,813           42          (39)       7,816
   Other securities                          7,327            -         (128)       7,199
                                          --------       ------        -----     --------
                                          $195,602       $2,766        $(399)    $197,969
                                          --------       ------        -----     --------
                                          --------       ------        -----     --------

December 31, 1997:
   U.S. Treasury                          $ 14,063       $   48        $ (19)    $ 14,092
   U.S. Government agencies                 85,973          405         (124)      86,254
   U.S. Government agency
     mortgage backed securities             25,886          281          (75)      26,092
   States and political subdivisions        60,840        2,176          (35)      62,981
   Collateralized mortgage obligations       8,319           45          (54)       8,310
   Equity securities                         7,172            -         (140)       7,032
                                          --------       ------        -----     --------
                                          $202,253       $2,955        $(447)    $204,761
                                          --------       ------        -----     --------
                                          --------       ------        -----     --------

                              MERCHANTS BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3: LOANS

Major classifications of loans are as follows:


                                          March 31,  December 31,
                                            1998         1997
                                          --------   -----------
     Commercial and industrial            $172,043     $168,899
     Real estate - commercial               94,911       95,755
     Real estate - construction             73,034       69,901
     Real estate - residential             125,884      122,732
     Installment                           102,997      100,869
     Credit card receivables                 7,968        8,100
     Other loans                               915          813
                                          --------     --------
                                           577,752      567,069
     Unearned discount                      (1,237)      (1,324)
     Deferred loan fees                       (260)        (397)
                                          --------     --------
     Total loans                          $576,255     $565,348
                                          --------     --------
                                          --------     --------

NOTE 4: ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses as of March 31, is summarized as follows:

                                             1998        1997
                                          --------     --------
     Balance, January 1                   $  8,360     $  7,274
     Provision for loan losses                 883          486
     Loans charged-off                        (299)        (465)
     Recoveries                                147          143
                                          --------     --------
     Balance, end of period               $  9,091     $  7,438
                                          --------     --------
                                          --------     --------


NOTE 5: EMPLOYEE BENEFIT PLANS

Prior to 1997, the Company maintained a noncontributory pension plan covering substantially all full-time employees of the Company and Merchants National Bank who had completed age and service requirements. On January 5, 1996, all pension plan benefits were frozen, with the intent of considering alternative methods of providing retirement benefits to employees. In December 1996, the Company approved terminating the pension plan. During 1997, plan participants were given the option to receive their vested benefits under the plan in the form of lump sums, annuities, or rollovers to either the Company's Employee Contributory Thrift Plan (the "Thrift Plan") or to an individual retirement account. In addition, 25% of the excess assets remaining in the plan after the vested benefits were paid were transferred to the Thrift Plan, a "qualified benefit plan," as allowed in the Internal Revenue Code of 1986. As of December 31, 1997, all vested benefit obligations had been settled and the transfer to the Thrift Plan had been completed.

As a result of the termination and amendment of the plan, at December 31, 1997 the Company has recorded a receivable and income of approximately $214,000 and accrued an excise tax liability of approximately $43,000, which were received and paid in January 1998. No pension cost was recorded in 1997.

The Thrift Plan covers employees who work a minimum of 1,000 hours per year and have been with the Company at least one year. Vesting in Company contributions to the Thrift Plan is scheduled over seven years from the date of employment. The Company contributes an amount determined by the Board of Directors to all eligible participants. This amount was increased starting in 1996 in order to mitigate the impact of the termination of the pension plan (discussed above). In addition, for each dollar the participant deposits up to 6% of annual salary, the Company will contribute an additional fifty cents. Total contributions under the Thrift Plan amounted to approximately $243,000, and $210,000 for the three months ended March 31, 1998, and 1997.

                              MERCHANTS BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6: BORROWINGS

Merchants National Bank's membership in the Federal Home Loan Bank ("FHLB") System gives it the ability to borrow funds from the FHLB of Chicago for short or long-term purposes under a variety of programs. The Company has pledged first mortgage loans on residential property in an amount equal to at least 167% of the outstanding advances. An open-line advance of $12.5 million is included in overnight borrowings as of March 31, 1998.

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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter of 1998 was $1,962,000, or diluted earnings per share of 37 cents, a 13.5% increase compared to $1,729,000, or 34 cents per share earned in the first quarter of 1997. Net interest income grew 14.0%, to $7,760,000 in the first quarter of 1998 compared with the first quarter of 1997. Noninterest income grew 24.3% to $2,874,000, and noninterest expenses grew 10.4% to $6,985,000.

NET INTEREST INCOME

Net interest income was $7.8 million and $6.4 million during the three months ended March 31, 1998 and 1997, an increase of about 14%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 4.26% for the three months ended March 31, 1998, and 4.45% a year earlier. Net interest income rose because of an increase in earning assets, from an average of $655.5 million during the first quarter of 1997, to $787.0 million during the first quarter of 1998.

A greater proportion of earning assets was invested in loans in the first quarter of 1998, than a year earlier. Because loans generally have a higher interest rate than securities, this resulted in an increase in the average yield on earning assets, from 8.38% in the first quarter of 1997 to 8.45% in the first quarter of 1998. Interest bearing deposits and borrowed funds increased more than noninterest bearing deposits. As a result, the average interest cost to funds earning assets (interest expense as a percent of average earning assets) increased from 3.93% in the first quarter of 1997 to 4.19% in the first quarter of 1998.

OTHER INCOME

Noninterest income excluding securities gains was $2,798,000 for the three months ended March 31, 1998 and $2,271,000 for the same period in 1997, an increase of $527,000, or 23.2%. Trust income increased $98,000, or about 17.8% for the quarter. Mortgage banking fee income of $949,000 reflected a $457,000 (92.9%) increase. Mortgage banking income is seasonal and is also sensitive to interest rate levels and expectations. Most fixed rate mortgages that the Company originates are sold and the servicing is retained. The servicing portfolio provides a source of income that is generally more stable than origination fees. The portfolio of loans serviced for others totaled $283 million as of March 31, 1998 compared to $260 million a year earlier. Service charges and fees decreased $27,000 (2.7%) from $995,000 in the first quarter of 1997, to $968,000 in the first quarter of 1998. There were no significant changes in the fee structure for deposit accounts.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Sales of securities available for sale resulted in gains of $76,000 in the first three months of 1998, and $42,000 a year earlier. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Salary and benefit expenses increased from $3,253,000 during the three months ended March 31, 1997, to $3,763,000 for the same period in 1998, an increase of $510,000 (15.7%). The full-time equivalent number of employees was 332 as of March 31, 1997, and 345 as of March 31, 1998. Commissions were $292,000 in the first quarter of 1998, compared with $132,000 in the first quarter of 1997. Most of the increase in commissions was directly associated with the increase in mortgage banking income.

Occupancy expenses of $530,000 during the first quarter of 1998, were $59,000 (12.5%) higher than in the first quarter of 1997. Furniture and equipment expenses were $138,000 (32.9%) higher during the first quarter of 1998, compared to the same period in 1997. Most of the increase was the result of moving to a new administration center in late 1997, and the move of the commercial banking department of Merchants National Bank from the downtown location to the West Plaza Branch location in 1998. Other capital purchases involving computer and related equipment also contributed to the increased costs.

Other expenses were $1,944,000, or $46,000 (2.3%) lower in the first quarter of 1998, than in the first quarter of 1997. Mortgage servicing rights, correspondent mortgage fees, and other mortgage expenses have increased. At the same time, there has been continued improvement in controlling operating expenses throughout the Company.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $10.9 million (1.9%) to $576.3 million as of March 31, 1998, from $565.3 million as of December 31, 1997. Commercial loans increased to $172.0 million as of March 31, 1998, from $168.9 million as of December 31, 1997, a $3.1 million (1.9%) increase. Commercial real estate loans decreased to approximately $94.9 million as of March 31, 1998, from $95.8 million as of December 31, 1997, while declining $844,000 (0.9%). Construction loans increased $3.1 million (4.5%) to $73.0 million as of March 31, 1998. Residential real estate loans increased $3.2 million (2.6%), to $125.9 million, from $122.7 million as of December 31, 1997. Residential real estate loans are primarily adjustable rate mortgages. These increases reflect the continued strength of the Fox Valley economy in general, and the real estate market in particular.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $11.7 million as of March 31, 1998, and $2.8 million as of December 31, 1997. The carrying value of these loans approximated the market value at that time.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Provisions for loan losses were $883,000 in the first quarter of 1998 and $486,000 in the first quarter of 1997. Net charge-offs for the three months ended March 31, were $152,000 and $322,000 in 1998 and 1997, respectively. The increase in the provision for loan losses in 1998 was closely tied to the increase in the loan portfolio. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. Although some decline in the ratio is natural when loan volume increases substantially, additional provisions have been made to ensure that an adequate level has been maintained. The allowance for loan losses as a percentage of total loans was 1.58% as of March 31, 1998 and 1.60% as of March 31, 1997. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans decreased to $3,912,000 as of March 31, 1998, from $4,623,000 as of December 31, 1997. Nonaccrual loans principally consist of loans that are well collateralized and are not expected to result in material losses. There were no loans past due ninety days or more and still accruing interest as of either March 31, 1998, or December 31, 1997. Other real estate owned increased slightly from $178,000 as of December 31, 1997, to $195,000 as of March 31, 1998, as some property was transferred from the loan portfolio. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of March 31, 1998, net unrealized gains of $2,367,000, reduced by deferred income taxes of $805,000, resulted in an increase in equity capital of approximately $1,562,000. As of December 31, 1997, net unrealized gains of $2,508,000, net of deferred income taxes of $855,000, resulted in an increase in equity capital of $1,653,000.

The fair value of securities available for sale decreased $6.7 million (3%) during the first three months of 1998, to $198.0 million as of March 31, 1998, from $204.8 million as of December 31, 1997. U.S. Treasury securities declined from $14.1 million as of December 31, 1997, to $11.1 million as of March 31, 1998, a 21% decline. U.S. government agency securities declined from $86.0 million as of December 31, 1997, to $82.5 million as of March 31, 1998, an decrease of $3.5 million (4%). U.S. government agency mortgage backed securities declined $1.9 million (7%), from $25.9 million as of December 31, 1997, to $24.0 million as of March 31, 1998. The decline in the size of the portfolio was used to fund loan growth.

DEPOSITS AND BORROWED FUNDS

Total deposits of $669.9 million as of March 31, 1998, represented an increase of $19.1 million (2.9%) from $650.7 million as of December 31, 1997. Noninterest-bearing deposits were $128.2 million as of March 31, 1998, an increase of $10.0 million (8.4%) from $118.2 million as of December 31, 1997. At the same time, interest-bearing deposits increased $9.2 million (1.7%). There were no significant changes in deposit structure or management's strategies in acquiring deposits in the first three months of 1998

The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities, and some other organizations, must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED

During the first quarter of 1998, Merchants repaid $5 million in a term advance from the FHLB. The FHLB Open-Line was $12.5 million as of March 31, 1998.

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

The Company and the Banks were categorized as well capitalized as of March 31, 1998. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Capital levels and minimum required levels (dollars in thousands):


                                                                       Minimum Required          Minimum Required
                                                                         for Capital                to be Well
                                                  Actual              Adequacy Purposes             Capitalized
                                            ------------------        ------------------        ------------------
                                            Amount       Ratio        Amount       Ratio        Amount       Ratio
                                            ------       -----        ------       -----        ------       -----
March 31, 1998:
Total capital to risk weighted assets
   Consolidated                            $65,551       10.57%      $49,623        8.00%      $62,029       10.00%
   Merchants National Bank                  58,175       10.90%       42,689        8.00%       53,361       10.00%
Tier 1 capital to risk weighted assets
   Consolidated                             57,683        9.30%       24,812        4.00%       37,217        6.00%
   Merchants National Bank                  51,487        9.65%       21,345        4.00%       32,017        6.00%
Tier 1 capital to average assets
   Consolidated                             57,683        6.94%       33,241        4.00%       41,552        5.00%
   Merchants National Bank                  51,487        7.30%       28,202        4.00%       35,253        5.00%

December 31, 1997:
Total capital to risk weighted assets
   Consolidated                             63,285       10.42%       48,594        8.00%       60,743       10.00%
   Merchants National Bank                  56,965       10.89%       41,842        8.00%       52,303       10.00%
Tier 1 capital to risk weighted assets
   Consolidated                             55,583        9.15%       24,297        4.00%       36,446        6.00%
   Merchants National Bank                  50,415        9.64%       20,921        4.00%       31,382        6.00%
Tier 1 capital to average assets
   Consolidated                             55,583        6.91%       32,166        4.00%       40,207        5.00%
   Merchants National Bank                  50,415        7.44%       27,097        4.00%       33,871        5.00%


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

Net cash outflows from investing activities were $4.9 million in the first quarter of 1998, compared to $7.9 million a year earlier. In the first three months of 1998, net principal disbursed on loans accounted for net outflows of $11.1 million, and securities transactions aggregated a net inflow of $6.7 million. In the first three months of 1997, net principal disbursed or repaid on loans accounted for a net outflow of $15.4 million, and securities transactions resulted in net inflows of $995,000.

Cash inflows from financing activities in the first quarter of 1998 associated with an increase in deposits were $19.1 million. This compares with a net inflow of $14.3 million for the same period in 1997. Short-term borrowings resulted in net cash inflows of $10.2 million in the first quarter of 1998, and outflows of $12.8 million in the first quarter of 1997. FHLB term advances declined $5 million in the first quarter of 1998, and were unchanged in the first quarter of 1997.

In the event of short-term liquidity needs, the Banks may purchase Federal funds from correspondent banks. The Merchants National Bank may also borrow funds from the Federal Reserve Bank of Chicago. The Merchants National Bank's membership in the FHLB System gives it the ability to borrow funds from the FHLB of Chicago

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED


for short or long term purposes under a variety of programs. Merchants National Bank had term advances of $54.8 million outstanding as of March 31, 1998.

Origination of mortgage loans held for sale resulted in operating net cash outflows of approximately $8.7 million during the first three months of 1998, compared to inflows of $2.1 million in 1997. Total cash outflows from operating activities exceeded operating outflows by $6.7 million for the three months ended March 31, 1998. During the first three months of 1997, net cash outflows from operating activities were $757,000. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

YEAR 2000 COMPLIANCE

The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors who have been contacted indicate that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing, Additionally, alarms, heating and cooling systems and other computer controlled mechanical devices on which the Company relies have been evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be some expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. The Company has initiated a program to communicate with key bank customers to ensure that they are properly prepared for the year 2000 and will not suffer serious adverse consequences. Nevertheless, if not properly addressed, Year 2000 related computer issues could result in interruptions to the operations of the Banks and have a material adverse effect on file Company's results of operations.

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

                                   MERCHANTS BANCORP, INC.
                                   (Registrant)



                                   /s/ Calvin R. Myers
                                   -------------------------------------
                                   Calvin R. Myers
                                   President, Chairman of the Board and
                                   Chief Executive Officer



                                   /s/ J. Douglas Cheatham
                                   -------------------------------------
                                   J. Douglas Cheatham
                                   Vice President and Chief Financial Officer



Date:     April 15, 1998