Form 10-Q
period 1998-06-30
MERCHANTS BANCORP INC/DE/
filed 1998-08-14
CIK 707817

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1998
                                          OR
        []      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
           For transition period from ____________ to ______________

                           Commission File Number 0 -14484

                               MERCHANTS BANCORP, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


     DELAWARE                                            36-3182868
--------------------------------       ---------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                     P.O. BOX 289, AURORA, ILLINOIS        60507
          -----------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

                                   (630) 896-9000
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______
                                                   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of June 30, 1998, the Registrant had outstanding 5,179,237 shares of common stock, $1.00 par value per share.

                               MERCHANTS BANCORP, INC.

                              Form 10-Q Quarterly Report

                                  Table of Contents


                                       PART I
                                                                    PAGE NUMBER

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . .  . . . . . .1
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . .  . . . . . .9


                                       PART II

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .  . . . . . 17
ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . .  . . . . . 17
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . .  . . . . . 17
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .  . . . . . 17
ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . .  . . . . . 17
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .  . . . . . 17

FORM 10-Q SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . .  . . . . . 18

                           PART I - FINANCIAL INFORMATION
                              MERCHANTS BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                June 30, 1998  December 31, 1997
ASSETS
Cash and due from banks                               $43,594            $35,914
Federal funds sold                                      6,658              7,080
Securities available for sale                         189,187            204,761
Loans held for sale                                     7,088              2,833
Loans                                                 581,894            565,348
Allowance for loan losses                              (8,922)            (8,360)
                                                     --------           ---------
     Net loans                                        572,972            556,988
Premises and equipment, net                            11,754             11,295
Other real estate owned                                   190                178
Mortgage servicing rights                               2,109              1,674
Goodwill, net                                           6,585              6,773
Core deposit intangible assets, net                     1,863              2,055
Accrued interest and other assets                       9,350              9,420
                                                     --------           --------
     Total assets                                    $851,350           $838,971
                                                     --------           --------
                                                     --------           --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                               $125,274           $118,187
   Interest-bearing                                   553,168            532,531
                                                     --------           --------
     Total deposits                                   678,442            650,718
Federal funds purchased and overnight borrowings       21,600             23,100
Securities sold under repurchase agreements            13,081             21,754
Federal Home Loan Bank term advances                   54,750             59,750
Notes payable                                          13,563             14,000
Accrued interest and other liabilities                  1,468              4,332
                                                      -------            -------
     Total liabilities                                782,904            773,654

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
   Authorized 500,000 shares; none issued                   -                  -
Common stock, $1 par value authorized 6,000,000
   shares; issued 5,222,392 in 1998 and
   5,213,380 in 1997                                    5,222              5,213
Surplus                                                16,226             16,028
Retained earnings                                      45,499             42,544
Unrealized net gain on securities available for sale    1,600              1,653
Treasury stock, at cost, 43,155 shares in 1998 and
   46,910 shares in 1997                                 (101)             (121)
                                                    ---------           --------
     Total stockholders' equity                        68,446             65,317
                                                    ---------           --------
     Total liabilities and stockholders' equity      $851,350           $838,971
                                                    ---------           --------
                                                    ---------           --------


See accompanying notes to consolidated financial statements.

                              MERCHANTS BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands, except share data)

                                                         Three Months Ended                Six Months Ended
                                                               June 30,                        June 30,
                                                         1998               1997           1998           1997
INTEREST INCOME
Loans, including fees                                 $12,563            $11,019        $25,310        $21,151
Loans held for sale                                       102                 23            191             65
Securities:
     Taxable                                            2,092              2,310          4,260          4,588
     Tax-exempt                                           817                729          1,615          1,402
Federal funds sold                                        127                 40            210             78
                                                      -------            -------        -------        -------
     Total interest income                             15,701             14,121         31,586         27,284
INTEREST EXPENSE
Deposits                                                6,389              5,962         12,676         11,604
Federal funds purchased and overnight borrowings          327                256            800            450
Securities sold under repurchase agreements               335                276            636            556
Federal Home Loan Bank term advances                      821                  0          1,642              0
Notes payable                                             235                242            478            479
                                                      -------            -------        -------        -------
     Total interest expense                             8,107              6,736         16,232         13,089
                                                      -------            -------        -------        -------
     Net interest income                                7,594              7,385         15,354         14,195
Provision for loan losses                                 393                697          1,276          1,183
                                                      -------            -------        -------        -------
     Net interest income after provision for loan
     losses                                             7,201              6,688         14,078         13,012
OTHER INCOME
Trust income                                              660                597          1,310          1,149
Mortgage banking income                                 1,212                489          2,161            981
Service charges and fees                                1,023              1,068          1,991          2,063
Securities gains (losses), net                             20                  5             96             47
Other income                                              301                251            532            483
                                                      -------            -------        -------        -------
     Total other income                                 3,216              2,410          6,090          4,723
OTHER EXPENSE
Salaries and employee benefits                          3,782              3,541          7,545          6,794
Occupancy expense, net                                    529                443          1,059            914
Furniture and equipment expense                           558                427          1,116            847
Amortization of goodwill                                   94                 92            188            184
Amortization of core deposit intangible assets             95                100            191            199
Other expense                                           2,497              2,065          4,441          4,055
                                                      -------            -------        -------        -------
     Total other expense                                7,555              6,668         14,540         12,993
                                                      -------            -------        -------        -------
Income before income taxes                              2,862              2,430          5,628          4,742
Provision for income taxes                                758                672          1,562          1,254
                                                      -------            -------        -------        -------
    Net income                                         $2,104             $1,758         $4,066         $3,488
                                                      -------            -------        -------        -------
                                                      -------            -------        -------        -------
Basic earnings per share                                $0.41              $0.34          $0.79          $0.68
Diluted earnings per share                              $0.40              $0.34          $0.77          $0.67

                              MERCHANTS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (In thousands)

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                         1998               1997           1998           1997
Net income                                             $2,104             $1,759         $4,066         $3,488
Change in net unrealized gains on securities               38              1,037            (53)            40
                                                      -------            -------        -------        -------
Comprehensive income                                   $2,142             $2,796         $4,013         $3,528
                                                      -------            -------        -------        -------
                                                      -------            -------        -------        -------


                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, 1998 and 1997
                                   (In thousands)

                                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $4,066         $3,488
Adjustments to reconcile net income to cash from operating activities:
      Depreciation                                                           974            824
      Amortization of mortgage servicing rights                              392            189
      Provision for loan losses                                            1,276          1,183
      Net change in mortgage loans held for sale                          (3,841)         2,082
      Net gain on sales of loans                                          (1,241)          (406)
      Change in net income taxes payable                                    (463)          (792)
      Change in accrued interest and other assets                             71           (960)
      Change in accrued interest and other liabilities                    (2,374)        (3,417)
      Premium amortization and discount accretion on securities              121             (7)
      Securities losses (gains), net                                         (96)           (47)
      Amortization of goodwill                                               188            184
      Amortization of core deposit intangible assets                         191            199
                                                                         -------        -------
   Net cash from operating activities                                       (736)         2,520
                                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Securities
Proceeds from matured securities available for sale                       36,280         16,203
Proceeds from sales of securities available for sale                      14,134         10,857)
Purchases of securities available for sale                               (34,945)       (30,155)
Net principal disbursed or repaid on loans                               (17,335)       (55,162)
Proceeds from sales of other real estate                                      63            152
Property and equipment expenditures                                       (1,433)           489
                                                                         -------        -------
   Net cash from investing activities                                     (3,236)       (57,616)
                                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                    27,724         41,518
Net change in short term borrowings                                      (10,173)        18,802
Payments on Federal Home Loan Bank term advances                          (5,000)             -
Payments on notes payable                                                   (437)             -
Proceeds from exercise of incentive stock options                            111              -
Dividends paid, net of dividend reinvestments                               (995)          (785)
                                                                          ------         ------
   Net cash from financing activities                                     11,230         59,535
                                                                         -------        -------
   Net change in cash and cash equivalents                                 7,258          4,439
   Cash and cash equivalents at beginning of period                       42,994         45,068
                                                                         -------        -------
   Cash and cash equivalents at end of period                            $50,252        $49,507
                                                                         -------        -------
                                                                         -------        -------

See accompanying notes to consolidated financial statements.

                              MERCHANTS BANCORP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (TABLE AMOUNTS IN THOUSANDS)

NOTE 1: BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim periods ended June 30, 1998 are not necessarily indicative of the results expected for the year ending December 31, 1998.

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both other income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

NOTE 2: SECURITIES

Securities available for sale are summarized as follows:

                                                                        Gross         Gross
                                                        Amortized     Unrealized     Unrealized         Fair
                                                           Cost         Gains         Losses            Value
                                                        ---------     ----------     ----------       --------
June 30, 1998:
   U.S. Treasury                                         $  4,027        $    35        $     -       $  4,062
   U.S. Government agencies                                88,412            402            (94)        88,720
   U.S. Government agency
     mortgage backed securities                            21,035            299            (50)        21,284
   States and political subdivisions                       63,402          1,975            (42)        65,335
   Collateralized mortgage obligations                      5,864             46            (28)         5,882
   Other securities                                         4,020              -           (116)         3,904
                                                        ---------        -------        -------       --------
                                                         $186,760        $ 2,757        $  (330)      $189,187
                                                        ---------        -------        -------       --------
                                                        ---------        -------        -------       --------
December 31, 1997:
Fair Value
   U.S. Treasury                                         $ 14,063        $    48        $   (19)      $ 14,092
   U.S. Government agencies                                85,973            405           (124)        86,254
   U.S. Government agency
     mortgage backed securities                            25,886            281            (75)        26,092
   States and political subdivisions                       60,840          2,176            (35)        62,981
   Collateralized mortgage obligations                      8,319             45            (54)         8,310
   Equity securities                                        7,172              -           (140)         7,032
                                                        ---------        -------        -------       --------
                                                         $202,253        $ 2,955        $ (447)       $204,761
                                                        ---------        -------        -------       --------
                                                        ---------        -------        -------       --------

                              MERCHANTS BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3: LOANS


Major classifications of loans are as follows:        June 30,   December 31,
                                                        1998          1997
                                                     ---------   ------------
     Commercial and industrial                        $167,967       $168,899
     Real estate - commercial                           82,986         95,755
     Real estate - construction                         86,277         69,901
     Real estate - residential                         131,871        122,732
     Installment                                       105,189        100,869
     Credit card receivables                             8,086          8,100
     Other loans                                           915            813
                                                     ---------   ------------
                                                       583,291        567,069
     Unearned discount                                  (1,113)        (1,324)
     Deferred loan fees                                   (284)          (397)
                                                     ---------   ------------
     Total loans                                      $581,894       $565,348
                                                     ---------   ------------
                                                     ---------   ------------


Note 4: ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses as of June 30, is summarized as follows:


                                                         1998           1997
                                                    ---------   ------------
     Balance, January 1                                $8,360         $7,274
     Provision for loan losses                          1,276          1,184
     Loans charged-off                                   (999)          (959)
     Recoveries                                           285            276
                                                    ---------   ------------
     Balance, end of period                            $8,922         $7,775
                                                    ---------   ------------
                                                    ---------   ------------


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

                              MERCHANTS BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 5: EMPLOYEE BENEFIT PLANS - CONTINUED

The Thrift Plan covers employees who work a minimum of 1,000 hours per year and have been with the Company at least one year. Vesting in Company contributions to the Thrift Plan is scheduled over seven years from the date of employment. The Company contributes an amount determined by the Board of Directors to all eligible participants. This amount was increased starting in 1996 in order to mitigate the impact of the termination of the pension plan (discussed above). In addition, for each dollar the participant deposits up to 6% of annual salary, the Company will contribute an additional fifty cents. Total contributions under the Thrift Plan amounted to approximately $431,000, and $420,000 for the six months ended June 30, 1998, and 1997.

NOTE 6: BORROWINGS

Merchants National Bank's membership in the Federal Home Loan Bank ("FHLB") System gives it the ability to borrow funds from the FHLB of Chicago for short or long-term purposes under a variety of programs. The Company has pledged first mortgage loans on residential property in an amount equal to at least 167% of the outstanding advances. An open-line advance of $12.5 million is included in overnight borrowings as of June 30, 1998.

Notes payable consists of two notes of $7 million each, the proceeds of which were used to finance the acquisition of Valley Banc Services Corp. ("Valley") on January 3, 1996. A revolving note bears interest at the prevailing Federal funds rate or 1% above LIBOR, at the quarterly election of the Company. A fixed rate note bears interest at a rate of 7.03%.

Note 7: EARNINGS PER SHARE

                                                           Three Months Ended          Six Months Ended
                                                               June 30,                      June 30,
                                                          1998           1997           1998           1997
Basic Earnings Per Share:
   Weighted-average common shares outstanding           5,174,462      5,160,932      5,171,103      5,159,500
   Net income available to common stockholders             $2,104         $1,759         $4,066         $3,488
   Basic earnings per share                                $ 0.41         $ 0.34         $ 0.79         $ 0.68
Diluted Earnings Per Share:
   Weighted-average common shares outstanding           5,174,462      5,160,932      5,171,103      5,159,500
   Dilutive effect of stock options                       108,175         31,754        103,868         27,310
                                                       ----------     ----------     ----------     ----------
   Diluted average common shares outstanding            5,282,637      5,192,686      5,274,971      5,186,810
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
   Net income available to common stockholders             $2,104         $1,759         $4,066         $3,488
   Diluted earnings per share                              $ 0.40         $ 0.34         $ 0.77         $ 0.67

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - CONTINUED


             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 1998 was $2,104,000, or diluted earnings per share of 40 cents, a 19.7% increase in net income compared to $1,758,000, or 34 cents per share, in the second quarter of 1997. The increase in net income for the quarter was primarily a result of increases in net interest income and mortgage banking income, coupled with a decrease in the provision for loan losses. During the six months ended June 30, 1998, net income was $4,066,000, or diluted earnings per share of 77 cents, compared to $3,487,000, or 68 cents per share, during the first six months of 1997. This 16.6% increase in net income for the six month period was attributable to an increase in net interest income of $1,160,000, or 8.2%, and an increase in noninterest income of $1,367,000, or 28.9%, while noninterest expenses increased $1,547,000, or 11.9%.

NET INTEREST INCOME

Net interest income was $7.6 million and $7.4 million during the three months ended June 30, 1998 and 1997, an increase of about 3%. The Company's net interest margin was 4.13% for the three months ended June 30, 1998, and 4.59% a year earlier. Net interest income was $15.4 million and $14.2 million during the six months ended June 30, 1998 and 1997, an increase of about 8%. The Company's net interest margin was 4.19% for the six months ended June 30, 1998, and 4.52% a year earlier. The decline in this ratio has resulted from a decline in average earning asset yields and an increase in the average cost of funds. Continued historically low interest rates have resulted in a decline in the average yield on earning assets from 8.54% in the second quarter of 1997, to 8.26% in the second quarter of 1998. At the same time, the average cost of funds has risen from 3.96% in the second quarter of 1997 to 4.13% in the second quarter of 1998. This increased cost has resulted from continued increases in interest bearing sources of funds, such as borrowed funds and certificates of deposit, while noninterest deposits have grown more slowly.

OTHER INCOME

Noninterest income was $3,216,000 during the second quarter of 1998 and $2,410,000 in the second quarter of 1997, an increase of $806,000, or 33.4%. Noninterest income was $6,090,000 during the six months ended June 30, 1998 and $4,723,000 during the six months ended June 30, 1997, an increase of $1,367,000, or 28.9%. Mortgage banking income was the primary source of the increase in noninterest income for the second quarter and the six-month period. Mortgage banking income was $1,212,000 in the second quarter of 1998 and $489,000 in the second quarter of 1997, an increase of $723,000, or 148%. During the first half of the year mortgage banking income was $2,161,000 in 1998 and $981,000 in 1997, and increase of $1,180,000, or 120%. Mortgage banking income is seasonal and is also sensitive to interest rate levels and expectations. Most fixed rate mortgages that the Company originates are sold and the servicing is retained. The portfolio of loans serviced for others totaled $304 million as of June 30, 1998 compared to $263 million a year earlier.

Trust income of $660,000 in the second quarter of 1998 was $63,000, or 10.6% higher than the second quarter 1997 level. For the six months ended June 30, 1998, trust income was $1,310,000, compared to $1,149,000 in the six months ended June 30, 1997, an increase of $161,000, or 14%. Service charges and fees decreased $45,000 (4.2%) from $1,068,000 in the second quarter of 1997, to $1,023,000 in the second quarter of 1998. Service charges and fees were $1,991,000 in the six months ended June 30, 1998, compared to $2,063,000 in the six months ended June 30, 1997, a decline of $72,000, or 3.5%. There were no significant changes in the fee structure for deposit accounts.

Sales of securities available for sale resulted in gains of $96,000 in the first half of 1998, of which $20,000 occurred in the second

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS - CONTINUED

quarter. In 1997, securities gains were $47,000 in the first half, and $5,000 in the second quarter. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Salary and benefit expenses increased from $3,541,000 during the three months ended June 30, 1997, to $3,782,000 for the same period in 1998, an increase of $241,000 (6.8%). Salaries and benefits were $7,545,000 and $6,794,000 during the six months ended June 30, 1998 and 1997, an increase of $751,000 (11.1%). The full-time equivalent number of employees was 351 as of June 30, 1998, and 336 as of June 30, 1997. Commissions were $327,000 in the second quarter of 1998, compared with $262,000 in the second quarter of 1997. During the six months ended June 30, commissions were $619,000 in 1998 and $394,000 in 1997, a $225,000 (57.1%) increase. Most of the increase in commissions was directly associated with the increase in mortgage banking activity.

Occupancy expenses of $529,000 during the second quarter of 1998 were $86,000 (19.4%) higher than in the second quarter of 1997. Occupancy expenses were $1,059,000 in the six months ended June 30, 1998, a $145,000 (15.9%)
increase. Furniture and equipment expenses were $131,000 (30.7%) higher during the second quarter of 1998, and 269,000 (31.8%) higher for the six months ended June 30, 1998, compared to the same periods in 1997. Most of the increases in both occupancy and furniture and equipment expenses were the result of moving to a new administration center in late 1997, and the move of the commercial banking department of Merchants National Bank from the downtown location to the West Plaza Branch location in 1998. Other capital purchases involving computer and related equipment also contributed to the increased costs.

Other expenses were $2,497,000, or $432,000 (20.9%) higher in the second quarter of 1998, than in the second quarter of 1997. Other expenses were $4,441,000 and $4,055,000 during the six months ended June 30, 1998 and 1997, an increase of $386,000 (9.5%). For the six month period ended June 30, other expenses in the mortgage banking area were $1,284,000, an increase of $609,000 compared to the first six months of 1997. The increase in mortgage expenses was associated with the $1,180,000 increase in noninterest mortgage banking income for the six month period, discussed above, and a 7.4% increase in the residential mortgage portfolio during the first six months of 1998. These expenses include volume-related expenses such as credit reports, appraisals and correspondent mortgage fees. Other expenses outside of the mortgage department have declined when comparing the first half of 1998 to the first half of 1997. While the mortgage expenses are necessary for the development of mortgage banking income, there has been continued improvement in controlling operating expenses throughout the Company.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $16.5 million (2.9%) to $581.9 million as of June 30, 1998, from $565.3 million as of December 31, 1997. Commercial loans decreased to $168.0 million as of June 30, 1998, from $168.9 million as of December 31, 1997, a $900,000 (0.6%) decrease. Commercial real estate loans decreased to approximately $83.0 million as of June 30, 1998, from $95.8 million as of December 31, 1997, declining $12.8 million (13.3%) as repayments were received on loans. Construction loans increased $16.4 million (23.4%) to $86.3 million as of June 30, 1998. Residential real estate loans increased $9.1 million (7.4%), to $131.8 million, from $122.7 million as of December 31, 1997. Residential real estate loans are primarily adjustable rate mortgages. These increases reflect the continued strength of the Fox Valley economy in general, and the real estate market in particular.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $7.1 million as of June 30, 1998, and $2.8 million as of December 31, 1997. The carrying value of these loans approximated the market value at that time.

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

Provisions for loan losses were $393,000 in the second quarter of 1998 and $697,000 in the second quarter of 1997. Net charge-offs for the three months ended June 30, were $563,000 and $360,000 in 1998 and 1997. Provisions for loan losses were $1,276,000 in the six months ended June 30, 1998 and $1,183,000 in the six months ended June 30, 1997. Net charge-offs for the six months ended June 30, were $714,000 and $682,000 in 1998 and 1997. The increase in the provision for loan losses in 1998 was closely tied to the increase in the loan portfolio. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. Although some decline in the ratio is natural when loan volume increases substantially, additional provisions have been made to ensure that an adequate level has been maintained. The allowance for loan losses as a percentage of total loans was 1.53% as of June 30, 1998 and 1.52% as of June 30, 1997. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $6,085,000 as of June 30, 1998, from $4,623,000 as of December 31, 1997. The change in nonaccrual loans was primarily associated with a single collateralized commercial loan. Nonaccrual loans principally consist of loans that are well-collateralized and are not expected to result in material losses. There were no loans past due ninety days or more and still accruing interest as of either June 30, 1998, or December 31, 1997. Other real estate owned increased from $178,000 as of December 31, 1997, to $190,000 as of June 30, 1998, as some property was transferred from the loan portfolio. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 1998, net unrealized gains of $2,425,000, reduced by deferred income taxes of $825,000, resulted in an increase in equity capital of $1,600,000. As of December 31, 1997, net unrealized gains of $2,508,000, net of deferred income taxes of $855,000, resulted in an increase in equity capital of $1,653,000.

The fair value of securities available for sale decreased $15.6 million (8%) during the first six months of 1998, to $189.2 million as of June 30, 1998, from $204.8 million as of December 31, 1997. U.S. Treasury securities declined from $14.1 million as of December 31, 1997, to $4.1 million as of June 30, 1998, a 71% decline. U.S. government agency securities increased from $86.2 million as of December 31, 1997, to $88.7 million as of June 30, 1998, an increase of $2.5 million (3%). U.S. government agency mortgage backed securities declined $4.8 million (18%), from $26.1 million as of December 31, 1997, to $21.3 million as of June 30, 1998. The size of the portfolio declined as funds were redirected to fund loan growth and to offset a reduction in borrowed funds.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - CONTINUED

DEPOSITS AND BORROWED FUNDS

Total deposits of $678.4 million as of June 30, 1998, represented an increase of $27.7 million (4.3%) from $650.7 million as of December 31, 1997. Noninterest-bearing deposits were $125.3 million as of June 30, 1998, an increase of $7.1 million (6.0%) from $118.2 million as of December 31, 1997. At the same time, interest-bearing deposits increased $20.6 million (3.9%). There were no significant changes in deposit structure or management's strategies in acquiring deposits in the first three months of 1998.

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

During the six months ended June 30, 1998, Merchants repaid a $5 million term advance from the FHLB that matured in June of 1998. The FHLB Open-Line was $12.5 million as of June 30, 1998.

CAPITAL RESOURCES

The Company completed a two-for-one split of its common stock during the third quarter of 1997. The split was in the form of a stock dividend and was payable on September 30, 1997, to the stockholders of record at the close of business on September 15, 1997.

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

The Company and the Banks were categorized as well capitalized as of June 30, 1998. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Capital levels and minimum required levels (dollars in thousands):

                                                                            Minimum Required              Minimum Required
                                                                              for Capital                    to be Well
                                                   Actual                  Adequacy Purposes                Capitalized
                                          -----------------------      ------------------------      ------------------------
                                            Amount          Ratio         Amount          Ratio         Amount          Ratio
                                          --------       --------      ---------        -------      ---------        -------
June 30, 1998:
Total capital to risk weighted assets
   Consolidated                            $66,909         10.85%        $49,322          8.00%        $61,652         10.00%
   Merchants National Bank                  59,209         11.23%         42,197          8.00%         52,746         10.00%
Tier 1 capital to risk weighted assets
   Consolidated                             59,092          9.58%         24,661          4.00%         36,991          6.00%
   Merchants National Bank                  52,600          9.97%         21,098          4.00%         31,647          6.00%
Tier 1 capital to average assets
   Consolidated                             59,092          7.08%         33,376          4.00%         41,720          5.00%
   Merchants National Bank                  52,600          7.49%         28,098          4.00%         35,123          5.00%

December 31, 1997:
Total capital to risk weighted assets
   Consolidated                             63,285         10.42%         48,594          8.00%         60,743         10.00%
   Merchants National Bank                  56,965         10.89%         41,842          8.00%         52,303         10.00%
Tier 1 capital to risk weighted assets
   Consolidated                             55,583          9.15%         24,297          4.00%         36,446          6.00%
   Merchants National Bank                  50,415          9.64%         20,921          4.00%         31,382          6.00%
Tier 1 capital to average assets
   Consolidated                             55,583          6.91%         32,166          4.00%         40,207          5.00%
   Merchants National Bank                  50,415          7.44%         27,097          4.00%         33,871          5.00%


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

Net cash outflows from investing activities were $3.2 million in the six months ended June 30, 1998, compared to $57.6 million a year earlier. In the first half of 1998, net principal disbursed on loans accounted for net outflows of $17.3 million, and securities transactions aggregated a net inflow of $15.5 million. In the first half of 1997, net principal disbursed or repaid on loans accounted for a net outflow of $55.2 million, and securities transactions resulted in net outflows of $3.1 million.

Cash inflows from financing activities in the first six months of 1998 associated with an increase in deposits were $27.7 million. This compares with a net inflow of $41.5 million for the same period in 1997. Short-term borrowings resulted in net cash outflows of $10.2 million in the first half of 1998, and inflows of $18.8 million in the first half of 1997. FHLB term advances declined $5 million in the first half of 1998, and were unchanged in the first half of 1997.

In the event of short-term liquidity needs, the Banks may purchase Federal funds from correspondent banks. The Merchants National Bank may also borrow funds from the Federal Reserve Bank of Chicago. The Merchants National Bank's membership in the FHLB System gives it the ability to borrow funds from the FHLB of Chicago for short or long term purposes under a variety of programs. Merchants National Bank had term advances of $54.8 million outstanding as of June 30, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Origination of mortgage loans held for sale resulted in operating net cash outflows of $5,082,000 million during the first six months of 1998, compared to inflows of $1.7 million in 1997. Total cash outflows from operating activities exceeded operating outflows by $736,000 during the six months ended June 30, 1998. During the six months ended June 30, 1997, net cash inflows from operating activities were $2,520,000. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the Year 2000. The Company's data processing provider and those vendors who have been contacted indicate that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Additionally, alarms, heating and cooling systems and other computer controlled mechanical devices on which the Company relies have been evaluated. Those found not to be in compliance would be modified or replaced with a compliant product. Management estimates that Year 2000 expenses thus far, including staff time and replacement of certain non-critical programs, have totaled approximately $100,000. While there will be some expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. The Company has initiated a program to communicate with key bank customers to ensure that they are properly prepared for the Year 2000 and will not suffer serious adverse consequences. Nevertheless, if not properly addressed, Year 2000 related computer issues could result in interruptions to the operations of the Banks and have a material adverse effect on the Company's results of operations.

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

SENSITIVITY TO MARKET RISK

The impact of movements in general market interest rates on a financial institution's financial condition, including capital adequacy, earnings, and liquidity, is known as interest rate risk. Interest rate risk is the Company's primary market risk. As a financial institution, accepting and managing this risk is an inherent aspect of the Company's business. However, safe and sound management of interest rate risk requires that it be maintained at prudent levels.

The Company's interest rate risk exposure is reviewed by management and the board of directors. Interest rate risk is analyzed by examining the extent to which assets and liabilities are interest rate sensitive. The interest sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to positively affect net interest income.

The Company's policy is to manage the balance sheet such that fluctuations in the net interest margin are minimized regardless of the level of interest rates. In the following table, deposits that do not have specified maturities are assumed to have a 15% decay rate. Loans, which include loans held for sale, represent management judgements regarding prepayment. The following table presents the expected maturity of interest-earning assets and interest-bearing liabilities as of June 30, 1998.

EXPECTED MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                          Expected Maturity Dates
                              ------------------------------------------------------------------------                  Fair
                                  1 Year     2 Years      3 Years     4 Years      5 Years  Thereafter        Total     Value
INTEREST-EARNING ASSETS
Fixed rate loans                $103,810    $ 40,254      $42,224     $53,962     $ 64,315     $17,093     $321,658   $325,127
Average interest rate             10.22%       9.22%        8.98%       8.64%        8.36%       7.65%


Adjustable Rate Loans           $140,403    $ 34,427      $29,932     $22,722     $ 21,226     $18,614     $267,324   $267,324
Average interest rate              9.36%       9.11%        8.88%       9.38%        9.31%       7.68%


Securities                      $ 59,451    $ 46,913      $19,669     $18,974     $ 14,569     $29,611     $189,187   $189,187
Average interest rate              6.43%       6.55%        6.31%       6.01%        5.62%       5.44%


Federal Funds Sold              $  6,658    $      -      $     -     $     -     $      -     $     -     $  6,658   $  6,658
Average interest rate              5.89%
                               ---------   ---------     --------    --------    ---------    --------    ---------   ---------
Total                           $310,322    $121,594      $91,825     $95,658     $100,110     $65,318     $784,827   $788,296
                               ---------   ---------     --------    --------    ---------    --------    ---------   ---------
                               ---------   ---------     --------    --------    ---------    --------    ---------   ---------

INTEREST-BEARING LIABILITIES

Interest-bearing deposits       $236,967    $107,295      $42,867     $30,486      $32,625    $102,928     $553,168    $555,934
Average interest rate              5.02%       5.79%        4.34%       3.91%        4.30%       3.01%


Borrowed Funds                  $ 35,556    $ 13,375      $13,375     $ 5,625      $13,375    $  9,188     $ 90,494    $ 91,127
Average interest rate              5.81%       5.85%        6.03%       6.32%        5.93%       6.90%
                               ---------   ---------     --------    --------    ---------    --------    ---------   ---------
Total                           $272,523    $120,670      $56,242     $36,111      $46,000    $112,116     $643,662    $647,061
                               ---------   ---------     --------    --------    ---------    --------    ---------   ---------
                               ---------   ---------     --------    --------    ---------    --------    ---------   ---------

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Meeting of Stockholders.

               The Annual Meeting of Stockholders was held on April 21, 1998.

          Election of Directors.

               Messrs. William C. Glenn, John M. Lies, and Norman L. Titiner were elected to serve as Class B directors of the Company (term expiring at the 2001 Annual Meeting of Stockholders). Continuing as Class C directors (term expires in 1999) are Messrs. C. Tell Coffey, Calvin R. Myers, and John J. Swalec. Continuing as Class A directors (term expires in 2000) are Messrs. William F. Hejna, James D. Pearson, and Frank A. Sarnecki.

          Matters Voted Upon at the Meeting.

               In addition to the election of directors, stockholders ratified the adoption of Crowe, Chizek & Company, LLP as independent public accountants for the Company for the year ending December 31, 1998. The voting on each item at the Annual Meeting was as follows:


                                   For            Withheld            Total
                                   ---            --------            -----
Election of Directors
          William C. Glenn    4,223,693.0600      14,409.8880    4,238,102.9480
          John M. Lies        4,224,293.0600      13,809.8880    4,238,102.9480
          Norman L. Titiner   4,216,683.0600      21,419.8880    4,238,102.9480

                                   For            Not For    Abstain   Non-votes         Total
                                   ---            -------    -------   ---------         -----
Ratification of Accountants   4,214,062.2830   8,754.9440  15,285.7210     0         4,238,102.9480


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


Date:     August 13, 1998