Form 10-Q
period 1998-09-30
MERCHANTS BANCORP INC/DE/
filed 1998-11-13
CIK 707817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For transition period from___________to________

                         Commission File Number 0 -14484

                             MERCHANTS BANCORP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                    36-3182868
--------------------------------         --------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                      P.O. BOX 289, AURORA, ILLINOIS        60507
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 30, 1998, the Registrant had outstanding 5,181,071 shares of common stock, $1.00 par value per share.

                             MERCHANTS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

                                                                     Page Number

Item 1. Financial Statements...................................................1
Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........................7

                                     PART II

Item 1. Legal Proceedings.....................................................15
Item 2. Changes in Securities.................................................15
Item 3. Defaults Upon Senior Securities.......................................15
Item 4. Submission of Matters to a Vote of Security Holders...................15
Item 5. Other Information.....................................................15
Item 6. Exhibits and Reports on Form 8-K......................................15


Form 10-Q Signature Page......................................................16

                         PART I - FINANCIAL INFORMATION
                             MERCHANTS BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         September 30, 1998        December 31, 1997
ASSETS
Cash and due from banks                                          $  34,710           $  35,914
Federal funds sold                                                  17,049               7,080
Securities available for sale                                      192,018             204,761
Loans held for sale                                                  7,039               2,833
Loans                                                              585,985             565,348
Allowance for loan losses                                           (9,185)             (8,360)
                                                                 ---------            ---------
     Net loans                                                     576,800             556,988
Premises and equipment, net                                         11,712              11,295
Other real estate owned                                                395                 178
Mortgage servicing rights                                            2,237               1,674
Goodwill, net                                                        6,491               6,773
Core deposit intangible assets, net                                  1,768               2,055
Accrued interest and other assets                                    9,852               9,420
                                                                 ---------            ---------
     Total assets                                                $ 860,071           $ 838,971
                                                                 ---------            ---------
                                                                 ---------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                           $ 127,366           $ 118,187
   Interest-bearing                                                574,917             532,531
                                                                 ---------            ---------
     Total deposits                                                702,283             650,718
Federal funds purchased and overnight borrowings                    12,600              23,100
Securities sold under repurchase agreements                         14,105              21,754
Federal Home Loan Bank term advances                                42,250              59,750
Notes payable                                                       13,344              14,000
Accrued interest and other liabilities                               4,130               4,332
                                                                 ---------            ---------
     Total liabilities                                             788,712             773,654

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
   Authorized 500,000 shares; none issued                                -                   -
Common stock, $1 par value authorized 6,000,000 shares;
   issued 5,222,392 in 1998 and 5,213,380 in 1997                    5,222               5,213
Surplus                                                             16,272              16,028
Retained earnings                                                   47,124              42,544
Unrealized net gain on securities available for sale                 2,832               1,653
Treasury stock, at cost, 41,321 shares in 1998 and
   46,910 shares in 1997                                               (91)               (121)
                                                                 ---------            ---------
     Total stockholders' equity                                     71,359              65,317
                                                                 ---------            ---------
     Total liabilities and stockholders' equity                  $ 860,071           $ 838,971
                                                                 ---------            ---------
                                                                 ---------            ---------

See accompanying notes to consolidated financial statements.

                        MERCHANTS BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except share data)


                                                               Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                                 1998        1997           1998        1997
INTEREST INCOME
Loans, including fees                                        $ 12,867      $ 11,692      $ 38,177      $ 32,843
Loans held for sale                                                87            39           278           104
Securities:
     Taxable                                                    1,971         2,256         6,231         6,844
     Tax-exempt                                                   843           737         2,458         2,139
Federal funds sold                                                159            43           369           121
                                                             --------      --------       -------      --------
     Total interest income                                     15,927        14,767        47,513        42,051

INTEREST EXPENSE
Deposits                                                        6,789         6,159        19,465        17,763
Federal funds purchased and overnight borrowings                  327           233         1,127           683
Securities sold under repurchase agreements                       167           326           803           882
Federal Home Loan Bank term advances                              664           618         2,306           618
Notes payable                                                     236           245           714           724
                                                             --------      --------       -------      --------
     Total interest expense                                     8,183         7,581        24,415        20,670
                                                             --------      --------       -------      --------
     Net interest income                                        7,744         7,186        23,098        21,381
Provision for loan losses                                         443           519         1,719         1,702
                                                             --------      --------       -------      --------
     Net interest income after provision for loan losses        7,301         6,667        21,379        19,679

OTHER INCOME
Trust income                                                      660           587         1,970         1,736
Mortgage banking income                                           940           638         3,101         1,619
Service charges and fees                                        1,115         1,079         3,106         3,142
Securities gains (losses), net                                      0          (239)           96          (192)
Other income                                                      388           386           920           869
                                                             --------      --------       -------      --------
     Total other income                                         3,103         2,451         9,193         7,174

OTHER EXPENSE
Salaries and employee benefits                                  3,951         3,454        11,496        10,248
Occupancy expense, net                                            499           522         1,558         1,436
Furniture and equipment expense                                   564           454         1,680         1,301
Amortization of goodwill                                           94            91           282           275
Amortization of core deposit intangible assets                     96            99           287           298
Other expense                                                   2,213         2,016         6,654         6,071
                                                             --------      --------       -------      --------
     Total other expense                                        7,417         6,636        21,957        19,629
                                                             --------      --------       -------      --------
Income before income taxes                                      2,987         2,482         8,615         7,224
Provision for income taxes                                        842           646         2,404         1,900
                                                             --------      --------       -------      --------
    Net income                                               $  2,145      $  1,836      $  6,211      $  5,324
                                                             --------      --------       -------      --------
                                                             --------      --------       -------      --------
Basic earnings per share                                     $   0.41      $   0.36      $   1.20      $   1.03
Diluted earnings per share                                   $   0.41      $   0.35      $   1.18      $   1.02

                             MERCHANTS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                       1998           1997             1998            1997
Net income                                            $2,145          $1,836          $6,211          $5,324
Change in net unrealized gains on securities           1,232             698           1,179             658
                                                      ------         -------          ------          ------
Comprehensive income                                  $3,377          $2,534          $7,390          $5,982
                                                      ------         -------          ------          ------
                                                      ------         -------          ------          ------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1998 and 1997
                                 (In thousands)


                                                                                  1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $  6,211           $  5,324
Adjustments to reconcile net income to cash from operating activities:
      Depreciation                                                                 1,464              1,286
      Amortization of mortgage servicing rights                                      557                288
      Provision for loan losses                                                    1,719              1,702
      Net change in mortgage loans held for sale                                  (3,574)             1,712
      Net gain on sales of loans                                                  (1,752)              (310)
      Change in net income taxes payable                                             (42)            (1,126)
      Change in accrued interest and other assets                                   (432)            (2,176)
      Change in accrued interest and other liabilities                              (767)            (2,199)
      Premium amortization and discount accretion on securities                      196                 43
      Securities losses (gains), net                                                 (96)               192
      Amortization of goodwill                                                       282                275
      Amortization of core deposit intangible assets                                 287                298
                                                                                 -------            -------
   Net cash from operating activities                                              4,053              5,309
                                                                                 -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale                               47,677             27,248
Proceeds from sales of securities available for sale                              14,134             14,375
Purchases of securities available for sale                                       (47,382)           (43,447)
Net principal disbursed or repaid on loans                                       (21,606)           (71,907)
Proceeds from sales of other real estate                                            (142)               116
Property and equipment expenditures                                               (1,881)            (1,073)
                                                                                 -------            -------
   Net cash from investing activities                                             (9,200)           (74,688)
                                                                                 -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                            51,565             43,402
Net change in short term borrowings                                              (18,149)           (18,629)
Proceeds from Federal Home Loan Bank term advances                                     -             47,250
Payments on Federal Home Loan Bank term advances                                 (17,500)                 -
Payments on notes payable                                                           (656)                 -
Proceeds from exercise of incentive stock options                                    111                  -
Dividends paid, net of dividend reinvestments                                     (1,459)            (1,175)
                                                                                 -------            -------
   Net cash from financing activities                                             13,912             70,848
                                                                                 -------            -------
   Net change in cash and cash equivalents                                         8,765              1,469
   Cash and cash equivalents at beginning of period                               42,994             45,068
                                                                                 -------            -------
   Cash and cash equivalents at end of period                                   $ 51,759           $ 46,537
                                                                                 -------            -------

See accompanying notes to consolidated financial statements.

                             MERCHANTS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (TABLE AMOUNTS IN THOUSANDS)

NOTE 1: BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim periods ended September 30, 1998 are not necessarily indicative of the results expected for the year ending
December 31, 1998.

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both other income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

NOTE 2: SECURITIES

Securities available for sale are summarized as follows:

                                                                      Gross            Gross
                                                  Amortized        Unrealized        Unrealized            Fair
                                                    Cost             Gains             Losses              Value
                                                -----------       -----------       -----------         ---------
September 30, 1998:
   U.S. Treasury                                $   4,016          $      74        $      --           $   4,090
   U.S. Government agencies                        90,353              1,385               --              91,738
   U.S. Government agency
     mortgage backed securities                    18,382                185              (28)             18,539
   States and political subdivisions               66,287              2,766               (8)             69,045
   Collateralized mortgage obligations              4,683                 30               (8)              4,705
   Other securities                                 4,006                  -             (105)              3,901
                                                -----------       -----------       -----------         ---------
                                                $ 187,727          $   4,440        $    (149)          $ 192,018
                                                -----------       -----------       -----------         ---------
                                                -----------       -----------       -----------         ---------
December 31, 1997:
   U.S. Treasury                                $  14,063          $      48        $     (19)          $  14,092
   U.S. Government agencies                        85,973                405             (124)             86,254
   U.S. Government agency
     mortgage backed securities                    25,886                281              (75)             26,092
   States and political subdivisions               60,840              2,176              (35)             62,981
   Collateralized mortgage obligations              8,319                 45              (54)              8,310
   Equity securities                                7,172                  -             (140)              7,032
                                                -----------       -----------       -----------         ---------
                                                $ 202,253          $   2,955        $    (447)          $ 204,761
                                                -----------       -----------       -----------         ---------
                                                -----------       -----------       -----------         ---------

                                           4

                             MERCHANTS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3: LOANS


Major classifications of loans are as follows:

                                                     September 30,       December 31,
                                                           1998                1997
                                                        -------------       -----------
     Commercial and industrial                          $ 166,126           $ 168,899
     Real estate - commercial                              87,692              95,755
     Real estate - construction                            83,986              69,901
     Real estate - residential                            132,931             122,732
     Installment                                          107,953             100,869
     Credit card receivables                                8,018               8,100
     Other loans                                              574                 813
                                                        -------------       -----------
                                                          587,280             567,069
     Unearned discount                                       (989)             (1,324)
     Deferred loan fees                                      (306)               (397)
                                                        -------------       -----------
     Total loans                                        $ 585,985           $ 565,348
                                                        -------------       -----------
                                                        -------------       -----------

NOTE 4: ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses as of September 30, is summarized as follows:


                                                             1998                1997
                                                        -------------       -----------
       Balance, January 1                               $   8,360           $   7,274
       Provision for loan losses                            1,719               1,184
       Loans charged-off                                   (1,345)               (959)
       Recoveries                                             451                 276
                                                        -------------       -----------
       Balance, end of period                           $   9,185           $   7,775
                                                        -------------       -----------
                                                        -------------       -----------

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

The Thrift Plan covers employees who work a minimum of 1,000 hours per year and have been with the Company at least one year. Vesting in Company contributions to the Thrift Plan is scheduled over seven years from the date of employment. The Company contributes an amount determined by the Board of Directors to all eligible participants. In addition, for each dollar the participant deposits up to 6% of annual salary, the Company will contribute an additional fifty cents. Total contributions under the Thrift Plan amounted to approximately $708,000, and $613,000 for the nine months ended
September 30, 1998, and 1997.

                             MERCHANTS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6: BORROWINGS

Merchants National Bank's membership in the Federal Home Loan Bank ("FHLB") System gives it the ability to borrow funds from the FHLB of Chicago for short or long-term purposes under a variety of programs. The Company has pledged first mortgage loans on residential property in an amount equal to at least 167% of the outstanding advances. An open-line advance of $12.5 million is included in overnight borrowings as of September 30, 1998.

Notes payable consists of two notes of $7 million each, the proceeds of which were used to finance the acquisition of Valley Banc Services Corp. ("Valley") on January 3, 1996. A revolving note bears interest at the prevailing Federal funds rate or 1% above LIBOR, at the quarterly election of the Company. A fixed rate note bears interest at a rate of 7.03%.

NOTE 7: EARNINGS PER SHARE


                                                          Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,
                                                          1998             1997            1998            1997
Basic Earnings Per Share:
   Weighted-average common shares outstanding            5,180,453       5,163,302       5,174,254       5,160,782
   Net income available to common stockholders          $    2,145      $    1,836      $    6,211      $    5,324
   Basic earnings per share                             $     0.41      $     0.36      $     1.20      $     1.03

Diluted Earnings Per Share:
   Weighted-average common shares outstanding            5,180,453       5,163,302       5,174,254       5,160,782
   Dilutive effect of stock options                         66,657          53,345          69,722          37,506
                                                        ----------      ----------      ----------      ----------
   Diluted average common shares outstanding             5,247,110       5,216,647       5,243,976       5,198,288
                                                        ----------      ----------      ----------      ----------
                                                        ----------      ----------      ----------      ----------
   Net income available to common stockholders          $    2,145      $    1,836      $    6,211      $    5,324
   Diluted earnings per share                           $     0.41      $     0.35      $     1.18      $     1.02

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the third quarter of 1998 was $2,145,000, or diluted earnings per share of 41 cents, a 16.8% increase in net income compared to $1,836,000, or 35 cents per share, in the third quarter of 1997. The increase in net income for the quarter was primarily a result of increases in net interest income and mortgage banking income, offset by an increase in noninterest income. During the nine months ended September 30, 1998, net income was $6,211,000, or diluted earnings per share of $1.18, compared to $5,324,000, or $1.02 per share, during the first nine months of 1997. This 16.7% increase in net income for the nine month period was attributable to an increase in net interest income of $1,717,000, or 8.0%, and an increase in noninterest income of $2,019000, or 28.1%, while noninterest expenses increased $2,328,000, or 11.9%.

NET INTEREST INCOME

Net interest income was $7.744 million and $7.186 million during the three months ended September 30, 1998 and 1997, an increase of 7.8%. The Company's net interest margin was 4.15% for the three months ended September 30, 1998, and 4.20% a year earlier. Net interest income was $23.1 million and $21.4 million during the nine months ended September 30, 1998 and 1997, an increase of 8.0%. The Company's net interest margin was 4.18% for the nine months ended September 30, 1998, and 4.41% a year earlier. The decline in this ratio has resulted from a decline in average earning asset yields which exceeded the decline in the average cost of funds. Continued historically low interest rates have resulted in a decline in the average yield on earning assets from 8.38% in the third quarter of 1997, to 8.25% in the third quarter of 1998. At the same time, the average cost of funds has risen from 4.17% in the third quarter of 1997 to 4.10% in the third quarter of 1998. For both the third quarter and the year to date, interest bearing sources of funds, such as borrowed funds and certificates of deposit, have grown faster than noninterest deposits.

OTHER INCOME

Noninterest income was $3,103,000 during the third quarter of 1998 and $2,451,000 in the third quarter of 1997, an increase of $652,000, or 26.6%. Noninterest income was $9,193,000 during the nine months ended September 30, 1998 and $7,174,000 during the nine months ended September 30, 1997, an increase of $2,019,000, or 28.1%. Mortgage banking income was the primary source of the increase in noninterest income for the third quarter and the nine-month period. Mortgage banking income was $940,000 in the third quarter of 1998 and $638,000 in the third quarter of 1997, an increase of $302,000, or 47.3%. During the first nine months of the year, mortgage banking income was $3,101,000 in 1998 and $1,619,000 in 1997, an increase of $1,482,000, or
91.5%. Mortgage banking income is seasonal and is also sensitive to interest rate levels and expectations. Most fixed rate mortgages that the Company originates are sold and the servicing is retained. The portfolio of loans serviced for others totaled $311 million as of September 30, 1998 compared to $267 million a year earlier.

Trust income of $660,000 in the third quarter of 1998 was $73,000, or 12.4% higher than the third quarter 1997 level. For the nine months ended September 30, 1998, trust income was $1,970,000, compared to $1,736,000 in the nine months ended September 30, 1997, an increase of $234,000, or 13.5%. Service charges and fees increased $36,000 (3.3%) from $1,079,000 in the third quarter of 1997, to $1,115,000 in the third quarter of 1998. Service charges and fees were $3,106,000 in the nine months ended September 30, 1998, compared to $3,142,000 in the nine months ended September 30, 1997, a decline of $36,000, or 1.1%. There were no significant changes in the fee structure for deposit accounts.

Sales of securities available for sale resulted in gains of $96,000 in the first nine months of 1998, of which none occurred in the third quarter. In 1997, securities losses were $192,000 in the first nine months, and $239,000 in the third quarter. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS - CONTINUED


response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Salary and benefit expenses increased from $3.454,000 during the three months ended September 30, 1997, to $3,951,000 for the same period in 1998, an increase of $497,000 (14.4%). Salaries and benefits were $11,496,000 and $10,248,000 during the nine months ended September 30, 1998 and 1997, an increase of $1,248,000 (12.2%). The full-time equivalent number of employees was 344 as of September 30, 1998, and 333 as of September 30, 1997. Commissions were $348,000 in the third quarter of 1998, compared with $257,000 in the third quarter of 1997. During the nine months ended September 30, commissions were $967,000 in 1998 and $651,000 in 1997, a $316,000
(48.5%) increase. Most of the increase in commissions was directly associated with the increase in mortgage banking activity.

Occupancy expenses of $499,000 during the third quarter of 1998 were $23,000 (4.4%) lower than in the third quarter of 1997. Occupancy expenses were $1,558,000 in the nine months ended September 30, 1998, a $122,000 (8.5%)
increase. Furniture and equipment expenses were $110,000 (24.2%) higher during the third quarter of 1998, and 379,000 (29.1%) higher for the nine months ended September 30, 1998, compared to the same periods in 1997. Most of the increases in both occupancy and furniture and equipment expenses were the result of moving to a new administration center in late 1997, and the move of the commercial banking department of Merchants National Bank from the downtown location to the West Plaza Branch location in 1998. Other capital purchases involving computer and related equipment also contributed to the increased costs.

Other expenses were $2,213,000, or $197,000 (9.8%) higher in the third quarter of 1998, than in the third quarter of 1997. Other expenses were $6,654,000 and $6,071,000 during the nine months ended September 30, 1998 and 1997, an increase of $583,000 (9.6%). For the nine month period ended September 30, other expenses in the mortgage banking area were $3,206,000, an increase of $1,125,000 compared to the first nine months of 1997. The increase in mortgage expenses was associated with the $1,482,000 increase in noninterest mortgage banking income for the nine month period, discussed above, and an 8.3% increase in the residential mortgage portfolio during the first nine months of 1998. These expenses included volume-related expenses such as credit reports, appraisals and correspondent mortgage fees. Other expenses outside of the mortgage department declined when comparing the first nine months of 1998 to the first nine months of 1997.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $20.6 million (3.7%) to $586.0 million as of September 30, 1998, from $565.3 million as of December 31, 1997. Commercial loans decreased to $166.1 million as of September 30, 1998, from $168.9 million as of December 31, 1997, a $2.8 million (1.6%) decrease. Commercial real estate loans decreased to approximately $87.7 million as of September 30, 1998, from $95.8 million as of December 31, 1997, declining $8.1 million (8.4%) as repayments were received on loans. Construction loans increased $14.1 million (20.1%) to $84.0 million as of September 30, 1998. Residential real estate loans increased $10.2 million (8.3%), to $132.9 million, from $122.7 million as of December 31, 1997. Residential real estate loans are primarily adjustable rate mortgages. These increases reflect the continued strength of the Fox Valley economy, the low interest rate environment, and the strong real estate market.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS - CONTINUED

for sale were $7.0 million as of September 30, 1998, and $2.8 million as of December 31, 1997. The carrying value of these loans approximated the market value at that time.

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

Provisions for loan losses were $443,000 in the third quarter of 1998 and $519,000 in the third quarter of 1997. Net charge-offs for the three months ended September 30, were $180,000 and $423,000 in 1998 and 1997. Provisions for loan losses were $1,719,000 in the nine months ended September 30, 1998 and $1,702,000 in the nine months ended September 30, 1997. Net charge-offs for the nine months ended September 30, were $894,000 and $1,105,000 in 1998 and 1997. The decrease in the provision for loan losses in 1998 was closely tied to the slower loan growth in 1998, compared to the loan growth in 1997. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. Although some decline in the ratio is natural when loan volume increases substantially, additional provisions have been made to ensure that an adequate level has been maintained. The allowance for loan losses as a percentage of total loans was 1.57% as of September 30, 1998 and 1.49% as of September 30, 1997. In management's judgment, an adequate allowance for possible future losses has been established.

Nonaccrual loans increased to $6,142,000 as of September 30, 1998, from $4,623,000 as of December 31, 1997. The change in nonaccrual loans was primarily associated with a single collateralized commercial loan. Nonaccrual loans principally consist of loans that are well-collateralized and are not expected to result in material losses. There were no loans past due ninety days or more and still accruing interest as of either September 30, 1998, or December 31, 1997. Other real estate owned increased from $178,000 as of December 31, 1997, to $395,000 as of September 30, 1998, as some property was transferred from the loan portfolio. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 1998, net unrealized gains of $4,291,000, reduced by deferred income taxes of $1,459,000, resulted in an increase in equity capital of $2,832,000. As of December 31, 1997, net unrealized gains of $2,508,000, net of deferred income taxes of $855,000, resulted in an increase in equity capital of $1,653,000.

The fair value of securities available for sale decreased $12.8 million (6.2%) during the first nine months of 1998, to $192.0 million as of September 30, 1998, from $204.8 million as of December 31, 1997. U.S. Treasury securities declined from $14.1 million as of December 31, 1997, to $4.1 million as of September 30, 1998, a 71.1% decline which was primarily associated with a matured repurchase agreement. U.S. government agency securities increased from $86.3 million as of December 31, 1997, to $91.7 million as of September 30, 1998, an increase of $4.4 million (5.1%). U.S. government agency mortgage backed securities declined $7.5 million (29.0%), from $26.1 million as of December 31, 1997, to $18.5 million as of September 30, 1998. The size of the portfolio declined as funds were redirected to fund loan growth and to offset a reduction in borrowed funds.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS - CONTINUED


DEPOSITS AND BORROWED FUNDS

Total deposits of $702.3 million as of September 30, 1998, represented an increase of $51.6 million (7.9%) from $650.7 million as of December 31, 1997. Noninterest-bearing deposits were $127.4 million as of September 30, 1998, an increase of $9.2 million (7.8%) from $118.2 million as of December 31, 1997. At the same time, interest-bearing deposits increased $42.4 million (8.0%). There were no significant changes in deposit structure or management's strategies in acquiring deposits in the first nine months of 1998.

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

During the nine months ended September 30, 1998, Merchants repaid $17.5 million in term advances from the FHLB to reduce FHLB term advances to $32.3 million at September 30, 1998. The FHLB Open-Line, which is included in Federal fund sold and overnight borrowings, was $12.5 million as of September 30, 1998.

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

The Company and the Banks were categorized as well capitalized as of September 30, 1998. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Capital levels and minimum required levels (dollars in thousands):


                                                                              MINIMUM REQUIRED            MINIMUM REQUIRED
                                                                                 FOR CAPITAL                  TO BE WELL
                                                       ACTUAL                 ADEQUACY PURPOSES              CAPITALIZED
                                                  -----------------        --------------------       --------------------
                                                 AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT        RATIO
September 30, 1998:
Total capital to risk weighted assets
   Consolidated                                 $68,133       10.92%       $49,918       8.00%       $62,398        10.00%
   Merchants National Bank                       60,551       11.32%        42,808       8.00%        53,510        10.00%
Tier 1 capital to risk weighted assets
   Consolidated                                  60,222        9.65%        24,959       4.00%        37,439         6.00%
   Merchants National Bank                       53,845       10.06%        21,404       4.00%        32,106         6.00%
Tier 1 capital to average assets
   Consolidated                                  60,222        7.19%        33,501       4.00%        41,877         5.00%
   Merchants National Bank                       53,845        7.67%        28,067       4.00%        35,084         5.00%

December 31, 1997:
Total capital to risk weighted assets
   Consolidated                                  63,285       10.42%        48,594       8.00%        60,743        10.00%
   Merchants National Bank                       56,965       10.89%        41,842       8.00%        52,303        10.00%
Tier 1 capital to risk weighted assets
   Consolidated                                  55,583        9.15%        24,297       4.00%        36,446         6.00%
   Merchants National Bank                       50,415        9.64%        20,921       4.00%        31,382         6.00%
Tier 1 capital to average assets
   Consolidated                                  55,583        6.91%        32,166       4.00%        40,207         5.00%
   Merchants National Bank                       50,415        7.44%        27,097       4.00%        33,871         5.00%


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

Net cash outflows from investing activities were $9.2 million in the nine months ended September 30, 1998, compared to $74.7 million a year earlier. In the first nine months of 1998, net principal disbursed on loans accounted for net outflows of $21.6 million, and securities transactions aggregated a net inflow of $14.4 million. In the first nine months of 1997, net principal disbursed or repaid on loans accounted for a net outflow of $71.9 million, and securities transactions resulted in net outflows of $1.8 million.

Cash inflows from financing activities in the first nine months of 1998 associated with an increase in deposits were $13.9 million. This compares with a net inflow of $70.8 million for the same period in 1997. Short-term borrowings resulted in net cash outflows of $18.1 million in the first nine months of 1998, and outflows of $18.6 million in the first nine months of 1997. FHLB term advances declined $17.5 million in the first nine months of 1998, and increased $47.25 million in the first nine months of 1997.

In the event of short-term liquidity needs, the Banks may purchase Federal funds from correspondent banks. The Merchants National Bank may also borrow funds from the Federal Reserve Bank of Chicago. The Merchants National Bank's membership in the FHLB System gives it the ability to borrow funds from the FHLB of Chicago for short or long term purposes under a variety of programs. Merchants National Bank had term advances of $42.25 million outstanding as of September 30, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Origination of mortgage loans held for sale resulted in operating net cash outflows of $5.3 million during the first nine months of 1998, compared to inflows of $1.4 million in 1997. Total cash outflows from operating activities exceeded operating outflows by $4.1 million during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, net cash inflows from operating activities were $5.3 million. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.


RECENT REGULATORY DEVELOPMENTS/YEAR 2000

The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by earlier programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable during the industry's dependence on electronic data processing systems.

In early 1997, the Company began developing their Year 2000 Plan, following the guidelines established by the FFIEC. The plan was approved by the Board of Directors of the Company and reviewed by the Office of the Comptroller of the Currency. An integral part of the plan was to utilize the Company's Technology Planning Committee, which is comprised of representatives from the key areas throughout the organization. The each area must identify, for the Committee, issues related to the Year 2000 and initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee reviews all Year 2000 related issues and the progress toward implementation of the plan. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue. The Company relies on software purchased from third-party vendors rather than internally-generated software. The Company is currently in the process of upgrading systems and testing to validate Year 2000 compliance. The Company expects to have all mission critical systems renovated and tested prior to March 31, 1999. The Company is currently operating on the Year 2000 compliant releases for core systems supported by its third party data processor.

The Technology Planning Committee has also developed a communication plan that updates the Board of Directors, management, and employees on the Company's Year 2000 status. In addition, the Committee has developed a separate plan in order to manage the Year 2000 risks posed by commercial borrowing customers. This plan will identify material loan customers, assess their preparedness, evaluate their credit risk to the Company, and implement appropriate controls to mitigate the risk.

In accordance with regulatory guidelines, the Company is developing a comprehensive contingency plan, which will be completed by December 31, 1998, in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business process. These strategies include relying on back-up systems that do not utilize computers and, in some cases, switching vendors. In the case of utility providers, the Company is researching the alternative of utilizing an electric power generator at it's main processing facility.

Management anticipates that the total out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $100,000, of which approximately one half has been expended through September 30, 1998. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, fees to outside consulting firms, and certain administrative expenditures, has been provided for in the Company's Year 2000 budget. Although management is confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or telephone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

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

The Company's policy is to manage the balance sheet such that fluctuations in the net interest margin are minimized regardless of the level of interest rates. In the following table, deposits that do not have specified maturities are assumed to have a 15% decay rate. Loans, which include loans held for sale, represent management judgements regarding prepayment. The following table presents the expected maturity of interest-earning assets and interest-bearing liabilities as of September 30, 1998.

EXPECTED MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                             Expected Maturity Dates
                             ----------------------------------------------------------------------------                  Fair
                              1 Year       2 Years       3 Years       4 Years     5 Years     Thereafter      Total       Value

INTEREST-EARNING ASSETS
Fixed rate loans             $ 98,352     $ 44,601     $ 51,673       $ 48,972     $ 65,066     $ 20,809     $329,473      $333,591
Average interest rate           10.22%        8.92%        8.69%          8.87%        8.26%        7.66%

Adjustable Rate Loans        $141,016     $ 30,167     $ 25,019       $ 21,646     $ 20,621     $ 18,043     $256,512      $256,512
Average interest rate            8.66%        8.55%        9.26%          8.97%        8.55%        7.61%

Securities                   $ 51,623     $ 46,661     $ 21,045       $ 22,321     $ 20,417     $ 29,951     $192,018      $192,018
Average interest rate            6.50%        6.34%        6.22%          6.30%        6.04%        6.10%

Federal Funds Sold           $ 17,049     $      -     $      -       $      -     $      -     $      -     $ 17,049      $ 17,049
Average interest rate            5.75%
                            ---------     --------     --------      --------      --------     --------     --------      --------
Total                        $308,040     $121,429     $ 97,737       $ 92,939     $106,104     $ 68,803     $795,052      $799,170
                            ---------     --------     --------      --------      --------     --------     --------      --------
                            ---------     --------     --------      --------      --------     --------     --------      --------
INTEREST-BEARING LIABILITIES
Interest-bearing deposits    $261,030     $101,788     $ 43,923       $ 32,416     $ 33,088     $102,672     $574,917      $577,792
Average interest rate            5.19%        5.59%        4.26%          4.05%        4.29%        3.00%

Borrowed Funds               $ 14,980     $ 13,375     $ 13,375       $  5,625     $ 13,375     $  8,969     $ 69,699      $ 70,239
Average interest rate            5.39%        5.85%        6.03%          6.32%        5.93%        6.90%
                            ---------     --------     --------      --------      --------     --------     --------      --------
Total                        $276,010     $115,163     $ 57,298       $ 38,041     $ 46,463     $111,641     $644,616      $648,031
                            ---------     --------     --------      --------      --------     --------     --------      --------
                            ---------     --------     --------      --------      --------     --------     --------      --------


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

Date:    November 13, 1998