Form 10-K
period 1998-12-31
MERCHANTS BANCORP INC/DE/
filed 1999-03-29
CIK 707817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO ________

                         Commission file number 0-14484
                                                -------


                             MERCHANTS BANCORP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                            36-3182868
             --------                            ----------
     (State of Incorporation)      (I.R.S. Employer Identification Number)

               1851 WEST GALENA BOULEVARD, AURORA, ILLINOIS 60507
               --------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (630) 907-9000
              ---------------------------------------------------
              (Registrant's telephone number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

  Title of Class                   Name of each exchange on which registered

     NONE                                             NONE
     ----                                             ----



           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $1.00 PAR VALUE
                         -----------------------------
                                (Title of Class)

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
                                YES  X   NO
                                    ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 3, 1999, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $147,012,890* based upon the price of the last sale on that date. (This determination includes 872,415 shares of the registrant's common stock held by the trust department of the registrant's subsidiary, The Merchants National Bank of Aurora.)

         The number of shares outstanding of the registrant's common stock, par value $1 per share, was 5,181,071 at March 3, 1999.



DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's 1998 Annual Report are incorporated by reference into Parts I, II and IV.

         Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.



















* Based on the last reported price of an actual transaction in registrant's common stock on March 3, 1999 and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant's common stock.

                             MERCHANTS BANCORP, INC.
                                    FORM 10-K

                                      INDEX

 PART I                                                                               Page No.
 ------                                                                               --------


 Item  1        Business                                                              1 - 14

 Item  2        Properties                                                            15

 Item  3        Legal Proceedings                                                     15

 Item  4        Submission of Matters to a Vote of Security Holders                   15


 PART II
 -------

 Item  5        Market for the Registrant's Common Stock and
                Related Security Holder Matters                                       16

 Item  6        Selected Financial Data                                               16

 Item  7        Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                             16

 Item  7A       Quantitative and Qualitative Disclosures about Market Risk            16 - 17

 Item  8        Financial Statements and Supplementary Data                           17

 Item  9        Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                              17

 PART III
 --------

 Item 10        Directors and Executive Officers of the Registrant                    18

 Item 11        Executive Compensation                                                18

 Item 12        Security Ownership of Certain Beneficial Owners and
                Management                                                            18

 Item 13        Certain Relationships and Related Transactions                        18

 PART IV

 Item 14        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                                   19 - 20

                Signatures                                                            21


                                     PART I

ITEM 1.  BUSINESS

                                 THE CORPORATION

OVERVIEW

         Merchants Bancorp, Inc. (the "Company" or the "Registrant") was organized under the laws of Delaware on July 1, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act"). The Company's office is located at 1851 West Galena Boulevard, Aurora, Illinois 60507, and its telephone number is 630/907-9000.

         The Company conducts a full service community banking and trust business through its wholly-owned subsidiary bank, The Merchants National Bank of Aurora ("Merchants Bank" or the "Bank"). During 1998, the Company simplified its organizational structure by eliminating all but one of its subsidiaries through mergers. It merged Hinckley State Bank and Fox Valley Bank into The Merchants Bank and merged Valley Banc Services Corp. ("Valley") and VBH Corp. into Merchants Bancorp, Inc. The mergers qualified as tax free reorganizations and were accounted for as internal reorganizations.

         Merchants Bank is a national banking association with its main office located at 1851 West Galena Boulevard, Aurora, Illinois 60507. The Bank has a loan production office located at 207 Hillcrest, Yorkville, Illinois 60560, and full service banking facilities at the following locations:

         1851 West Galena Boulevard, Aurora, Illinois 60507
         34 South Broadway, Aurora, Illinois 60507
         2998 Ogden Avenue, Aurora, Illinois 60505
         55 Constitution Drive, Aurora, Illinois 60506
         1771 Merchants Drive, Geneva, Illinois 60134
         629 West State Street, Geneva, Illinois 60134
         1600 East Main Street, St. Charles, Illinois 60174
         1525 West Main Street, St. Charles, Illinois 60174
         101 W. Lincoln, Hinckley, Illinois 60520
         One Merchants Plaza, Oswego, Illinois 60543
         80 N. Dugan Road, Sugar Grove, Illinois 60554

         Aurora is located in the Fox River Valley approximately 40 miles west of Chicago, Illinois, at the leading edge of the expanding boundaries of metropolitan Chicago. Also passing through this area is U.S. Interstate Highway 88, which the State of Illinois has designated as a high-tech corridor. The Company's market area stretches along the Fox River Valley, from Oswego to the South to St. Charles to the North, and as far west as Hinckley, which is approximately 17 miles west of Aurora. This is a dynamic and fast growing area which is ideally suited to community banking. Aurora's population grew 22% in the 1980's and is projected to grow 60% in the 1990's.

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

         As a large, community-oriented, independent financial institution in the Aurora area, the Company is well positioned to take advantage of the growth of Aurora and its surrounding communities. Merchants Bank has continuously served the Aurora community since it was chartered in 1888. The Company's local management, coupled with its long record of service, has allowed it to compete successfully in Aurora's banking market. The Company operates its locations as traditional community banks with conveniently located facilities and professional, highly motivated staffs which are active in the community, focus on long-term relationships with customers and provide individualized quality service.

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

MARKET AREAS

         Merchants Bank's primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Strategically situated on U.S. Interstate 88 (the East-West Tollway), Aurora is near the center of the four county area comprised of DuPage, Kane, Kendall and Will counties. Based upon the 1990 census, these counties together represent a market of more than 1.4 million people. The city of Aurora has a current reported population of approximately 120,000 residents.

         The median income for households within a five mile radius of Aurora was approximately $44,000, compared to an Illinois average of approximately $32,000, as reported from 1990 census data. Major employers in Merchants Bank's market area include Caterpillar Inc., Hollywood Casino Aurora, Metropolitan Life, Dial Company, and Farmers Insurance. Retail sales declared for tax purposes in Aurora reached $989 million in 1990.

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

ACQUISITION AND EXPANSION STRATEGY

         The Company has attempted to diversify both its market area and asset base while increasing profitability through acquisitions and expansion. The Company's goal, as reflected by its acquisition policy, has been to expand through the acquisition of established financial service organizations, primarily commercial banks or thrifts, to the extent suitable candidates have been identified and acceptable business terms negotiated.

         The Company's acquisition strategy has been focused on traditional community banks or thrifts located in potentially high growth areas within 15 miles to the east of Aurora and up to 30 miles from Aurora in all other directions. At this time, a large number of such financial institutions are located within this geographic area. It is possible that as a result of consolidation within the banking industry generally, as well as in the Aurora area, the Company may in the future look beyond these geographic areas for acquisition opportunities. In addition to price and terms, other factors considered by the Company in determining the desirability of an acquisition candidate are financial condition, earnings potential, quality of management, market area and competitive environment.

         The Company will also consider establishing branches, loan production offices or other business facilities as a means of expanding its presence in current or new market areas. The Company will also consider the expansion into other lines of business closely related to banking if it believes these lines could be profitable without undue risk to the Company and if the Company can be competitive.

OPERATING STRATEGY

         Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company's philosophy, operational and administrative policies for the Bank are also established by the Company. Within this framework, the Bank focuses on providing personalized services and quality products to its customers to meet the needs of the communities in which it operates.

         Recognizing the substantial changes and growth opportunities in its market, beginning in 1989, the Company redirected its existing resources and personnel to create an aggressive sales environment within the organization. In addition to promotions from within the organization, the Company hired experienced senior bank executives who were already familiar with the Aurora market area, with an emphasis on the commercial lending and trust areas. These changes have allowed the Company to continue to grow with the community and compete successfully in Aurora's banking market.

         The Company operates Merchants Bank as a traditional community bank with conveniently located facilities and professional, highly motivated staffs which are active in the communities they serve, focusing on long-term relationships with customers and providing individualized quality service. As part of its community banking approach, the Company encourages officers of the Bank to actively participate in community organizations. In addition, within credit and rate of return parameters, the Company attempts to ensure that the Bank meets the credit needs of its communities and that the Bank invests in local municipal securities.

         The Company uses a variety of marketing strategies to attract and retain customers, the most important of which is its officer call program. Officers of the Bank regularly call on customers and potential customers to maintain and develop deposit and other special service relationships, including payroll, discount brokerage, cash management, lock box and trust services.

         The Company has an internal data processing division and has attempted to remain at the forefront of the banking industry in new technological innovations. The Company believes that retaining control of its data processing leads to decreased operating costs, more effective service to its customers and increased efficiencies. To provide a high level of customer service and to manage effectively its growth, acquisition and operating strategies, the Company also focuses on continued improvement of its internal operating systems.

LENDING ACTIVITIES

         GENERAL. The Bank provides a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. The Bank makes direct and indirect loans to consumers and commercial customers, and the mortgage division of the Bank originates and services residential mortgages and handles the secondary marketing of those mortgages.

         The Bank aggressively markets its services to qualified lending customers in both the commercial and consumer sectors. The Bank's commercial lending officers actively solicit the business of new companies entering the bank's market area as well as longstanding members of their business community. Through personalized professional service and competitive pricing, the Bank has been successful in attracting new commercial lending customers. At the same time, the Bank actively advertises its consumer loan products and continuously attempts to make its lending officers more accessible. Through convenient locations and regular advertising, the Bank has been successful in capitalizing on the growing population of the market area, particularly with regard to residential mortgages, home equity loans, and installment loans.

         COMMERCIAL LOANS. The Bank aggressively seeks new commercial loans in the market area and much of the increase in these loans in recent years can be attributed to the successful solicitation of new business. The Bank's area of emphasis includes, but is not limited to, loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the commercial business loans have floating interest rates or reprice within one year. Management has also generated loans which are guaranteed by the U.S. Small Business Administration. Management believes that making such loans helps the local community as well as providing the Bank with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment.

         The Bank regularly provides financing to developers who have demonstrated a favorable record of performance for the construction of pre-sold homes. Home sales have remained very strong in the greater Aurora area, including Hinckley and St. Charles, due to the growth in population. Development and construction lending has been a significant portion of the commercial loan activity and these types of loans represented approximately 15% of the loan portfolio as of December 31, 1998. However, no construction or development loan was on nonaccrual status as of December 31, 1998.

         Merchants Bank's Board of Directors reviews, on a monthly basis, a report of all criticized assets and considers all requests for new loans of over $11 million. The director's loan committee may approve requests for new loans over $6 million. Loan review is centralized for all locations, and loan review personnel and commercial lenders interact with the Bank's Board of Directors each month. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations. The result has been a below average level of problem loans compared to the Bank's industry peer group in recent years.

         MORTGAGE BANKING. Prior to 1993, Merchants Bank generally did not hold newly originated residential mortgage loans in its portfolio, preferring instead to originate the loans for outside investors and have the outside investors fund and service the loans. Beginning in 1993, Merchants Bank began funding all residential mortgage loans and selling the majority of them in the secondary market with servicing retained. In addition, in June, 1993, the Bank purchased the servicing on most of the residential mortgage loans it originated in prior periods. In 1995, the Bank purchased the servicing rights to approximately $62.6 million of mortgage loans. As a result of such actions, the Bank has built its mortgage servicing portfolio to approximately $320 million at December 31, 1998. Management believes that the retention of mortgage servicing provides the Bank with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations.

         CONSUMER LENDING. The Bank's consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, student, signature and small personal credit lines. The Bank has designated funds to support various special programs to benefit the first time borrower. During 1994, the Bank entered the credit card market by issuing its own Visa Card, and has entered into a contract with a non-affiliated third party to provide credit card processing for the Bank's operations. Through this program, the Bank hopes to increase profits and augment its cross-selling opportunities by increasing its marketing base. The "Phone for a Loan" program will provide easy means for customers to apply for a loan 24 hours a day.

TRUST DEPARTMENT

         The Bank's trust department has been providing trust services to the Aurora community for over 60 years. Currently, the Bank has over $486 million of assets under management and provides a full complement of trust services for individuals and corporations. The Bank has targeted the trust department as one of its primary areas for future growth.

         To build on the trust department's mainstay of personal trust administration, its current focus will be in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans. In late 1992 and early 1993, the trust department hired a staff of professionals with expertise in the employee benefit administration and new business development areas. This group provides expanded employee benefit retirement plan administration and investment services to sole proprietors and corporations. The trust department has also converted its data processing and delivery systems to enhance the department's ability to continue to provide a quality, highly personalized trust product to its customers.

COMPETITION

         The Company's market area is highly competitive. Many financial institutions based in Aurora's surrounding communities and in Chicago, Illinois, operate banking offices in the greater Aurora area or actively compete for customers within the Company's market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

         The Company competes for loans principally through the range and quality of the services it provides, interest rates and loan fees. The Company believes that its long-standing presence in the community and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

EMPLOYEES

         At December 31, 1998, the Company employed 348 full-time equivalent employees. The Company places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION

GENERAL

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Company (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

         Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

         The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiary, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiary.

RECENT REGULATORY DEVELOPMENTS

         PENDING LEGISLATION. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and the Bank.

THE COMPANY

         GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require.

         INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, bank holding companies and their non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

         CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

         As of December 31, 1998, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 10.98% and a leverage ratio of 7.30%.

         DIVIDENDS. The Delaware General Company Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

         GENERAL. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the FDIC's Bank Insurance Fund ("BIF"), and the Bank is a member of the Federal Reserve System. As a BIF-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

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

         During the year ended December 31, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Company ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Company, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank paid FICO assessments totaling $78,000.

         SUPERVISORY ASSESSMENTS. All national banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 1998, the Bank paid supervisory assessments to the OCC totaling $160,000.

         CAPITAL REQUIREMENTS. The OCC has established the following minimum capital standards for national banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

         The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

         During the year ended December 31, 1998, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.70% and a risk-based capital ratio of 11.64%.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, the Bank was well capitalized, as defined by OCC regulations.

         DIVIDENDS. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. As of January 1, 1999, approximately $11.6 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

         INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiary or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

         SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

         In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

         BRANCHING AUTHORITY. National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law. Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

         FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

                                STATISTICAL DATA

         The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 1998 Annual Report herein incorporated by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances.


                          ANALYSIS OF AVERAGE BALANCES,

                        TAX EQUIVALENT INTEREST AND RATES

                  Years ended December 31, 1998, 1997, and 1996





                                                            1998                                   1997
                                           ------------------------------------     ------------------------------
                                           Average                                  Average
                                           Balance        Interest         Rate     Balance      Interest     Rate
                                           -------        --------         ----     -------      --------     ----
ASSETS
Securities:
  Taxable                                 $ 129,018     $   8,132          6.29%   $ 139,803    $   9,177    6.50%
  Non-taxable (tax equivalent)               66,378         5,047          6.81       56,773        4,387    8.07
                                          ---------        ------          ----    ---------       ------    ----
     Total securities                       195,396        13,179          6.81      196,576       13,564    6.94
Federal funds sold                           10,692           574          5.37        4,399          254    5.77
Loans held for sale                           6,234           376          6.03        2,208          141    6.39
Net loans (tax equivalent)                  582,358        51,457          8.84      500,634       45,248    9.04
                                          ---------        ------          ----    ---------       ------    ----
     Total interest earning assets          794,680        65,586          8.26      703,817       59,207    8.42
Cash and due from banks                      35,575          --            --         34,734         --      --
Allowance for loan losses                    (8,946)         --            --         (7,718)        --      --
Premises and equipment, net                  11,605          --            --         11,925         --      --
Accrued interest and other assets            20,036          --            --         19,102         --      --
                                          ---------        ------          ----    ---------       ------    ----
     Total assets                         $ 852,950        65,586          7.70    $ 761,860       59,207    7.78
                                          ---------        ------          ----    ---------       ------    ----
                                          ---------                                ---------
LIABILITIES AND
 STOCKHOLDERS' EQUITY

Interest bearing deposits:
   NOW accounts                           $  78,476         1,725          2.20    $  76,664        1,798    2.35
   Money market accounts                     91,572         3,871          4.23       65,446        2,618    4.00
   Savings                                   66,409         1,766          2.66       66,316        1,839    2.77
   Time, $100,000 and over                  104,740         5,879          5.61       88,467        4,987    5.64
   Other time                               222,055        13,050          5.88      218,045       12,840    5.89
Federal funds purchased and
  other borrowed funds                       42,342         2,270          5.36       42,545        2,584    6.07
FHLB term advances                           48,997         2,951          6.02       19,866          925    4.66
Notes payable                                13,556           939          6.93       14,000          969    6.92
                                          ---------        ------          ----    ---------       ------    ----
     Total interest bearing liabilities     668,147        32,451          4.86      591,349       28,560    4.83
Noninterest bearing deposits                111,930          --            --        105,688         --      --
Accrued interest and other liabilities        4,288          --            --          3,884         --      --
Stockholders' equity                         68,585          --            --         60,939         --      --
Total liabilities and
  stockholders' equity                    $ 852,950        32,451          3.80    $ 761,860       28,560    3.75
                                          ---------        ------          ----    ---------       ------    ----
                                          ---------                                ---------
Net interest income (tax equivalent)                    $  33,135                               $  30,647
                                                        ---------                               ---------
                                                        ---------                               ---------
Net interest income (tax equivalent)
   to total earning assets                                                 4.17%                             4.35%
                                                                           ----                              ----
                                                                           ----                              ----
Interest bearing liabilities to
  earnings assets                             84.08%                                   84.02%
                                              -----                                    -----
                                              -----                                    -----






                                                             1996
                                              --------------------------------
                                              Average
                                              Balance     Interest       Rate
                                              -------     --------       ----
ASSETS
Securities:
  Taxable                                    $ 156,701    $  10,119      6.42%
  Non-taxable (tax equivalent)                  52,662        4,177      8.09
                                             ---------       ------      ----
     Total securities                          209,363       14,296      6.83
Federal funds sold                               7,776          415      5.34
Loans held for sale                              4,106          245      5.97
Net loans (tax equivalent)                     399,546       37,074      9.28
                                             ---------       ------      ----
     Total interest earning assets             620,791       52,030      8.38
Cash and due from banks                         32,139         --        --
Allowance for loan losses                       (6,534)        --        --
Premises and equipment, net                     12,056         --        --
Accrued interest and other assets               25,326         --        --
                                             ---------       ------      ----
     Total assets                            $ 683,778       52,030      7.91
                                             ---------       ------      ----

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Interest bearing deposits:
   NOW accounts                              $  74,319        1,777      2.39
   Money market accounts                        54,535        1,759      3.23
   Savings                                      67,425        1,890      2.80
   Time, $100,000 and over                      80,483        4,450      5.53
   Other time                                  205,321       12,036      5.86
Federal funds purchased and
  other borrowed funds                          35,366        1,773      5.01
FHLB term advances                                --           --        --
Notes payable                                   14,567          453      3.11
                                             ---------       ------      ----
     Total interest bearing liabilities        532,016       24,138      4.54
Noninterest bearing deposits                    95,293         --        --
Accrued interest and other liabilities           2,709         --        --
Stockholders' equity                            53,760         --        --
Total liabilities and                        ---------       ------      ----
  stockholders' equity                       $ 683,778       24,138      3.53
                                             ---------       ------      ----
                                             ---------
Net interest income (tax equivalent)                      $ 27,892
                                                          --------
                                                          --------
Net interest income (tax equivalent)
   to total earning assets                                               4.49%
                                                                         ----
                                                                         ----
Interest bearing liabilities to
  earnings assets                               85.70%
                                                -----
                                                -----




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


         ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME




                                          1998 Compared to 1997               1997 Compared to 1996
                                    ---------------------------------     ---------------------------------
                                      Change Due to                           Change Due to
                                    --------------------                  ---------------------
                                    Average      Average       Total      Average       Average      Total
                                    Balance       Rate         Change     Balance         Rate       Change
                                    -------       ----         ------     -------         ----       ------
EARNING ASSETS/INTEREST INCOME

Securities:
   Taxable                         $  (690)     $  (355)     $(1,045)     $(1,107)     $   165      $  (942)
   Tax-exempt                          731          (71)         660          320         (110)         210
Federal funds sold                     338          (18)         320         (193)          32         (161)
Loans and loans held for sale        7,575       (1,131)       6,444        9,039         (969)       8,070
                                   -------      -------      -------      -------      -------      -------
TOTAL EARNING ASSETS                 7,954       (1,575)       6,379        8,059         (882)       7,177
                                   -------      -------      -------      -------      -------      -------

LIABILITIES/INTEREST EXPENSE

Interest bearing deposits:
 NOW accounts                           41         (114)         (73)          55          (34)          21
 Money market accounts               1,097          156        1,253          391          468          859
 Savings                                 3          (76)         (73)         (31)         (20)         (51)
 Time, $100,000 and over               913          (21)         892          449           88          537
 Other time                            236          (26)         210          749           55          804
 Federal funds purchased and
  other borrowed funds               1,653           60        1,713        1,498          237        1,735
Note payable                           (31)           1          (30)         (19)         535          516
                                   -------      -------      -------      -------      -------      -------
INTEREST BEARING LIABILITIES         3,912          (20)       3,892        3,092        1,329        4,421
                                   -------      -------      -------      -------      -------      -------
NET INTEREST INCOME                $ 4,042      $(1,555)     $ 2,487      $ 4,967      $(2,211)     $ 2,756
                                   -------      -------      -------      -------      -------      -------
                                   -------      -------      -------      -------      -------      -------


The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

                   SECURITIES PORTFOLIO COMPOSITION


                                                                1998               1997                  1996
                                                                ----               ----                  ----
                                                                   % of                  % of                   % of
                                                        Amount   Portfolio   Amount   Portfolio    Amount    Portfolio
                                                        ------   ---------   ------   ---------    ------    ---------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities                              $  3,060       1.54%  $ 14,092       6.88%  $ 17,640       9.06%
U.S. Government agencies                                96,828      48.72     86,254      42.12     76,980      39.52
U.S. Government agency mortgage backed securities       16,488       8.30     26,092      12.74     34,022      17.47
States and political subdivisions                       76,583      38.53     62,981      30.76     54,827      28.15
Collateralized mortgage obligations                      2,852       1.43      8,310       4.06      8,720       4.48
Equity securities                                        2,948       1.48      7,032       3.44      2,591       1.32
                                                      --------     ------   --------     ------   --------     ------
                                                      $198,759     100.00   $204,761     100.00   $194,780     100.00
                                                      --------     ------   --------     ------   --------     ------
                                                      --------     ------   --------     ------   --------     ------

Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Collateralized mortgage obligations are secured by FHLMC or FNMA certificates. Other securities primarily consist of FHLB stock and Federal Reserve Bank stock.

The following table presents the expected maturities or call dates and weighted average yield of securities by major category as of December 31, 1998. Yields are calculated on a tax equivalent basis using a 34% rate.

           SECURITIES AVAILABLE FOR SALE - MATURITY AND YIELDS



                                                  After One But      After Five But
                              Within One Year    Within Five Years   Within Ten Years    After Ten Years            Total
                              ---------------    -----------------   ----------------    ---------------            -----
                              Amount    Yield    Amount     Yield     Amount    Yield     Amount    Yield     Amount     Yield
                              ------    -----    ------     -----     ------    -----     ------    -----     ------     -----

U.S. Treasury securities     $  2,013   6.13%   $  1,047     6.11%   $   --        -- %   $   --      -- %   $  3,060     6.12%
U.S. government agencies       46,249   6.33      50,579     6.03        --        --         --      --       96,828     6.17
U.S. government agency                                                                                             --
    mortgage backed
    securities                  4,190   6.14       4,808     6.72       2,050     6.33      5,440    6.67      16,488     6.51
States and political
    subdivisions                4,540   8.54      51,688     7.89      19,892     6.90        463    9.56      76,583     7.68
Collateralized mortgage
    obligations                  --      --          839     6.94        --        --       2,013    6.46       2,852     6.60
Other securities                2,948   5.58         --       --         --        --         --      --        2,948     5.58
                             --------   ----     --------    ----    --------     ----    -------    ----    --------     ----
    Total                    $ 59,940   6.44%    $108,961    6.95%   $ 21,942     6.84%   $ 7,916    6.79%   $198,759     6.78%
                             --------   ----     --------    ----    --------     ----    -------    ----    --------     ----
                             --------   ----     --------    ----    --------     ----    -------    ----    --------     ----



As of December 31, 1998, net unrealized gains of $2,869,000, reduced by deferred income taxes of $975,000, resulted in an increase in equity capital of $1,894,000. As of December 31, 1997, net unrealized gains of $2,508,000, reduced by deferred income taxes of $855,000, resulted in an increase in equity capital of $1,653,000.

There were no significant concentrations of investments (greater than 10% of the Company's stockholders' equity) in any individual security issue except for U.S. Treasury securities and obligations of U.S. Government agencies and corporations. Although the Company held securities issued by municipalities within the states of Illinois and Wisconsin which in the aggregate exceeded 10% of stockholders' equity, none of the holdings from individual municipal issuers exceeded this threshold.

The following table presents the composition of the loan portfolio at December 31, in the years indicated:


                                 LOAN PORTFOLIO


                                1998         1997         1996         1995        1994
                                ----         ----         ----         ----        ----
Commercial and industrial    $ 175,402    $ 168,899    $ 161,847    $ 109,872    $ 112,828
Real estate - commercial        87,035       95,755       75,449       67,739       72,305
Real estate - construction      92,897       69,901       54,513       40,510       24,470
Real estate - residential      134,009      122,732       85,107       31,673       19,549
Installment                    109,970      100,869       73,918       50,489       53,806
Credit card receivables          8,483        8,100        6,697        5,644        4,119
Other loans                      1,233          813        1,188          455          937
                             ---------    ---------    ---------    ---------    ---------
  Gross loans                  609,029      567,069      458,719      306,382      288,014
Unearned discount                 (869)      (1,324)      (1,535)      (1,743)      (2,054)
Deferred loan fees                (233)        (397)        (382)        (312)        (387)
                             ---------    ---------    ---------    ---------    ---------
  Total loans                  607,927      565,348      456,802      304,327      285,573
Allowance for loan losses       (8,507)      (8,360)      (7,274)      (5,176)      (5,140)
                             ---------    ---------    ---------    ---------    ---------
  Loans, net                 $ 599,420    $ 556,988    $ 449,528    $ 299,151    $ 280,433
                             ---------    ---------    ---------    ---------    ---------
                             ---------    ---------    ---------    ---------    ---------

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 1998:


         MATURITY AND RATE SENSITIVITY OF LOANS


                                            Over 1 Year
                                           Through 5 Years      Over 5 Years
                                           ---------------      ------------
                              One Year     Fixed    Floating   Fixed     Floating
                              or Less      Rate       Rate      Rate        Rate     Total
                              -------      ----       ----      ----        ----     -----
Commercial and industrial    $ 84,524   $ 61,424   $ 14,611   $ 13,184   $  1,659   $175,402
Real estate - commercial        9,051     64,100        716      6,693      6,475     87,035
Real estate - construction     55,951     33,568      3,378       --         --       92,897
Real estate - residential       1,393      5,729        192        681    126,014    134,009
Installment                    10,669     73,665      6,435      2,181     17,020    109,970
Credit card receivables         8,483       --         --         --         --        8,483
Other loans                     1,233       --         --         --         --        1,233
                             --------   --------   --------   --------   --------   --------
  Total                      $171,304   $238,486   $ 25,332   $ 22,739   $151,168   $609,029
                             --------   --------   --------   --------   --------   --------
                             --------   --------   --------   --------   --------   --------


The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

                              NONPERFORMING ASSETS


                                    1998     1997     1996     1995     1994
                                    ----     ----     ----     ----     ----
Nonaccrual loans                  $5,164   $4,623   $2,970   $1,135   $1,397
Loans past due 90 days or more
  and still accruing interest       --       --       --       --       --
Restructured loans                   404      447      359    1,047    2,102
                                  ------   ------   ------   ------   ------
     Total nonperforming loans     5,568    5,070    3,329    2,182    3,499
Other real estate                    297      178      333      566      845
                                  ------   ------   ------   ------   ------
     Total nonperforming assets   $5,865   $5,248   $3,662   $2,748   $4,344
                                  ------   ------   ------   ------   ------
                                  ------   ------   ------   ------   ------

Impaired loans were as follows:


                                                              1998      1997     1996     1995
                                                              ----      ----     ----     ----
Year-end loans with no allowance for loan losses allocated   $2,446   $2,234   $  523     $ --
Year-end loans with allowance for loan losses allocated       1,201    1,325      905      921
Amount of the allowance allocated                               846      473      363      631

Average of impaired loans during the year                     2,762    2,705    1,480    2,378
Interest income recognized during impairment                     19      277      191      305
Cash-basis interest income recognized                           259      174       89      302


Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $245,000, $225,000, and $101,000 was recorded during 1998, 1997, and 1996, on loans in nonaccrual status at year end. Interest income which would have been recognized during 1998, 1997, and 1996, had these loans been on an accrual basis throughout the year was approximately $461,000, $356,000, and $335,000.

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

                  ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                           1996        1995        1996        1995        1994
                                                           ----        ----        ----        ----        ----
Average total loans (exclusive of loans held for sale)   $592,358    $500,634    $399,546    $291,181    $278,819
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------
Allowance at beginning of year                           $  8,360    $  7,274    $  5,176    $  5,140    $  4,705
Increase due to the acquisition of Valley                    --          --           798        --          --
Charge-offs:
       Commercial and industrial                              843         650       1,193       1,248       1,321
       Real estate - commercial                               547         164         126         272         393
       Real estate - construction                            --          --          --          --            20
       Real estate - residential                               80          80           5        --           150
       Installment and other loans                          1,093       1,228         917         993       1,058
                                                         --------    --------    --------    --------    --------
              Total charge-offs                             2,563       2,122       2,241       2,513       2,942
                                                         --------    --------    --------    --------    --------
Recoveries:
       Commercial and industrial                              243         162         509         223         384
       Real estate - commercial                              --            23         658          83         236
       Real estate - construction                            --          --          --          --          --
       Real estate - residential                               40          54        --          --            13
       Installment and other loans                            315         333         360         460         446
                                                         --------    --------    --------    --------    --------
              Total recoveries                                598         572       1,527         766       1,079
                                                         --------    --------    --------    --------    --------
Net charge-offs                                             1,965       1,550         714       1,747       1,863
Provision for loan losses                                   2,112       2,636       2,014       1,783       2,298
                                                         --------    --------    --------    --------    --------
Allowance at end of period                               $  8,507    $  8,360    $  7,274    $  5,176    $  5,140
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------
Net charge-offs to average loans                             0.33%       0.31%       0.18%       0.60%       0.67%
Allowance at year end to average loans                       1.44%       1.67%       1.82%       1.78%       1.84%




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

The following table shows the Company's allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                     1998                1997               1996                 1995                 1994
                              ------------------  ------------------  -----------------  -------------------  -------------------
                                       Loan Type           Loan Type          Loan Type            Loan Type            Loan Type
                                        to Total            to Total           to Total             to Total            to Total
                              Amount     Loans    Amount     Loans    Amount    Loans     Amount     Loans    Amount     Loans
                              ------     -----    ------     -----    ------    -----     ------     -----    ------     -----
Commercial and industrial     $3,952      28.8%   $2,259      29.8%   $2,316      35.3%   $3,441      36.1%   $3,227      39.2%
Real estate - commercial         442      14.3       436      16.9       117      16.4       152      22.3       199      25.1
Real estate - construction       754      15.3       341      12.3       265      11.9       193      13.3       193       8.5
Real estate - residential        324      22.0       270      21.6       383      18.6       135      10.4        55       6.8
Installment and other loans    1,607      19.6     2,299      19.4     1,209      17.8       594      17.9       865      20.4
Unallocated                    1,428               2,755               2,984                 661                 601
                              ------     -----    ------     -----    ------     -----    ------     -----    ------     -----
    Total                     $8,507     100.0%   $8,360     100.0%   $7,274     100.0%   $5,176     100.0%   $5,140     100.0%
                              ------     -----    ------     -----    ------     -----    ------     -----    ------     -----
                              ------     -----    ------     -----    ------     -----    ------     -----    ------     -----

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 1998:

                      TIME DEPOSITS OF $100,000 OR MORE

3 months or less                    $  77,577
Over 3 months through 6 months         18,291
Over 6 months through 12 months        13,949
Over 12 months                         27,189
                                     --------
                                    $ 137,006
                                     --------
                                     --------


The following table reflects categories of short-term borrowings having average balances during the year greater than 30% of stockholders' equity of the Company at the end of the year. During each year reported, securities sold under repurchase agreements are the only category meeting this criteria. Information presented is as of or for the year ended December 31, for the years indicated:


                         SHORT-TERM BORROWINGS


                                                           1998        1997         1996
                                                           ----        ----         ----
Balance at end of year                                  $ 13,320     $ 21,754     $ 19,225
Weighted average interest rate                              4.34%        5.76%        5.52%
Maximum month-end amount outstanding during the year    $ 34,160     $ 28,179     $ 30,975
Average amount outstanding during the year              $ 19,568     $ 23,849     $ 26,587
Weighted average interest rate during the year              4.98%        5.13%        4.94%

The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

                                 SELECTED RATIOS


                                                1998       1997      1996
                                                ----       ----      ----
Return on average total assets                   0.99%      0.96%     0.95%
Return on average equity                        12.27      12.05     12.14
Average equity to average assets                 8.04       8.00      7.86
Tier 1 capital to risk-adjusted assets           9.73       9.15      9.02
Total capital to risk adjusted assets           10.98      10.42     10.26
Tier 1 leverage ratio                            7.30       6.91      6.90
Dividend payout ratio                           25.54      23.96     22.13


Note: Unrealized gains (losses) on securities available for sale are included in the average balances used to calculate these ratios.

ITEM 2.  PROPERTIES

         The principal offices of both the Company and Merchants Bank are located in Merchants Bank's main office building located at 1851 West Galena Boulevard, Aurora, Illinois. The two-story, 28,100 square foot building is owned by Merchants Bank and was constructed in 1962. During 1994, the entire first and second floors of this building were remodeled to provide space for the trust department and mortgage division. There are two parking lots which can accommodate 90 cars.

         Merchants Bank's former main office building is located at 34 South Broadway, Aurora, Illinois. During 1997, Merchants Bank donated the 60,500 square foot building with a carrying value of $850,000, to a charitable organization. Merchants Bank leases a portion of the building for a full service branch. The building was appraised at $4,130,000, which resulted in charitable tax credits of $1,504,000, which were recorded in 1997.

         Merchants Bank's downtown Aurora drive-up facility is located at 205 East Downer Place in Aurora and comprises approximately 9,950 square feet. The one-story building is owned by Merchants Bank and has seven drive-up windows.

         The Fox Valley Villages branch is a full-service facility located at Long Grove Drive and Route 34 in Aurora. The one-story building is owned by Merchants Bank and comprises approximately 3,400 square feet. The branch has four drive-up lanes and four teller stations. The basement of this building contains a safe deposit vault and is also being used for storage and a conference room.

         The Douglas Square branch is a full-service facility located at 1 Merchants Plaza in Oswego, Illinois. The 16,300 square foot building is owned by Merchants Bank and was built in 1989. The three-story brick building has six drive-in lanes and six teller stations. The basement of this building is being used as a training room, an employee lounge and for storage. There is a parking lot which can accommodate a total of approximately 85 cars.

         There is also a branch located in the Cub Foods store in Aurora at 55 Constitution Drive. A Facility License and Construction Agreement with International Banking Technologies, Inc. was entered into in June, 1992, under which Merchants Bank is permitted to operate a bank branch in the Cub Foods store for a term of 20 years, ending January 25, 2013.

         A loan production office is located in Yorkville, Illinois, at 207 Hillcrest Avenue. Approximately 900 square feet are leased under a five year agreement entered into in July, 1998, which may be extended for an additional five years at the option of the Merchants Bank.

         The branch in Hinckley, Illinois, is located at 101 W. Lincoln. The two story, 10,900 square foot building is owned and occupied entirely by the Bank.

         A branch is located at 80 N. Dugan Road, Sugar Grove. This 1,900 square foot facility was built in 1993 and is owned and occupied entirely by the Bank.

         Merchants Bank has two locations in St. Charles, Illinois. One is located at 1600 East Main Street. The location consists of 5,100 square feet of leased office space. The Bank also leases a 1,800 square foot full service facility located at 1525 West Main Street.

         Two branches are located in Geneva, Illinois. One is a full service facility located in 2,500 square feet of leased office space located at 629 West State Street. The Bank's Randall Square branch is a full service facility with 4 drive-up lanes located at 1771 Merchants Drive. The one-story, 6,200 square foot building is owned by Merchants Bank and construction was completed in the first quarter of 1996.

ITEM 3. LEGAL PROCEEDINGS

         The Bank has certain collection suits in the ordinary course of business against its debtors and is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS

         The Company incorporates by reference the information contained on page 39 of the 1998 Annual Report (attached hereto as Exhibit 13) under the caption "Market for the Company's Common Stock and Related Security Holder Matters." As of March 3, 1999, there were 724 holders of record of the Company's common stock.

         The Company also incorporates by reference the information contained on page 25 of the 1998 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note 17: Stockholder Rights Plan."

         The Company also incorporates by reference the information contained on page 22 of the 1998 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note 12: Capital"

ITEM 6.  SELECTED FINANCIAL DATA

         The Company incorporates by reference the information contained on page 8 of the 1998 Annual Report (attached hereto as Exhibit 13) under the caption "Merchants Bancorp, Inc. and Subsidiary Financial Highlights."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company incorporates by reference the information contained on pages 29 - 38 of the 1998 Annual Report (attached hereto as Exhibit 13) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company incorporates by reference the information contained on pages 36 and 37 of the 1998 Annual Report (attached hereto as Exhibit 13) under the caption "Sensitivity to Market Risk." In addition, the following tables present the expected maturity of interest-earning assets and interest-bearing liabilities as of December 31, 1998 and 1997.

EXPECTED MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                            AS OF DECEMBER 31, 1998



                                                  Expected Maturity Dates
                             ----------------------------------------------------------------------                  Fair
                              1 Year      2 Years     3 Years      4 Years     5 Years   Thereafter     Total       Value
                              ------      -------     -------      -------     -------   ----------     -----       -----
INTEREST-EARNING Assets
Fixed rate loans            $101,164     $ 56,739    $ 48,756     $ 59,818    $ 71,583    $ 20,602     $358,662    $362,940
Average interest rate           7.80%        8.92%       8.56%        8.56%       7.92%      7.80%

Adjustable Rate Loans       $111,976     $ 31,625    $ 30,476     $ 26,389    $ 26,250    $ 22,549     $249,265    $249,265
Average interest rate           8.42%        8.38%       8.56%        8.83%       8.69%      7.54%

Securities                  $ 66,703     $ 47,147    $ 16,331     $ 18,597    $ 13,146    $ 36,835     $198,759    $198,759
Average interest rate           6.29%        5.97%       5.95%        5.52%       5.14%      4.91%

Federal Funds Sold          $  5,000     $   --      $   --       $   --      $   --      $   --       $  5,000    $  5,000
Average interest rate           4.25%
                            --------     --------    --------     --------    --------    --------     --------    --------
Total                       $284,843     $135,511    $ 95,563     $104,804    $110,979    $ 79,986     $811,686    $815,964
                            --------     --------    --------     --------    --------    --------     --------    --------
                            --------     --------    --------     --------    --------    --------     --------    --------
INTEREST-BEARING
  LIABILITIES
Interest-bearing deposits   $306,734     $ 85,419    $ 46,252     $ 33,754    $ 33,190    $104,558     $609,907    $611,911
Average interest rate           4.95%        5.16%       4.16%        3.95%       4.09%      2.76%

Borrowed Funds              $ 26,695     $ 13,375    $  5,625     $ 13,375    $    875    $  1,750     $ 61,695    $ 62,476
Average interest rate           5.60%        6.09%       6.34%        5.94%       7.03%      7.03%
                            --------     --------    --------     --------    --------    --------     --------    --------
Total                       $333,429     $ 98,794    $ 51,877     $ 47,129    $ 34,065    $106,308     $671,602    $674,387
                            --------     --------    --------     --------    --------    --------     --------    --------


 EXPECTED MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                            AS OF DECEMBER 31, 1997



                                                Expected Maturity Dates
                            ----------------------------------------------------------------------               Fair
                              1 Year     2 Years     3 Years     4 Years    5 Years     Thereafter   Total       Value
                            --------    --------    --------    --------    --------    ----------  --------   --------
INTEREST-EARNING ASSETS
Fixed rate loans            $114,440    $ 52,809    $ 50,784    $ 32,957    $ 63,311    $ 18,986    $333,287   $338,946
Average interest rate          10.44%       8.91%       9.14%       9.24%       8.60%      7.73%

Adjustable Rate Loans       $126,555    $ 36,981    $ 21,507    $ 17,757    $ 18,256    $ 13,838    $234,894   $234,894
Average interest rate           8.64%       9.37%       9.54%       9.61%       9.39%      9.80%

Securities                  $ 51,201    $ 18,159    $ 16,697    $ 24,651    $ 29,405    $ 64,648    $204,761   $204,761
Average interest rate           5.84%       6.59%       5.87%       6.34%       6.36%      6.26%

Federal Funds Sold          $  7,080    $   --      $   --      $   --      $   --      $   --      $  7,080   $  7,080
Average interest rate           4.25%
                            --------    --------    --------    --------    --------    --------    --------   --------
Total                       $299,276    $107,949    $ 88,988    $ 75,365    $110,972    $ 97,472    $780,022   $785,681
                            --------    --------    --------    --------    --------    --------    --------   --------
                            --------    --------    --------    --------    --------    --------    --------   --------
INTEREST-BEARING
  LIABILITIES
Interest-bearing deposits   $231,876    $ 84,865    $ 57,060    $ 31,492    $ 29,283    $ 97,955    $532,531   $532,781
Average interest rate           5.28%       5.13%       5.25%       4.14%       4.33%      3.03%

Borrowed Funds              $ 63,229    $ 13,375    $ 13,375    $  5,625    $ 13,375    $  9,625    $118,604   $118,272
Average interest rate           5.80%       6.03%       6.08%       6.32%       5.93%      6.90%
                            --------    --------    --------    --------    --------    --------    --------   --------
Total                       $295,105    $ 98,240    $ 70,435    $ 37,117    $ 42,658    $107,580    $651,135   $651,053
                            --------    --------    --------    --------    --------    --------    --------   --------
                            --------    --------    --------    --------    --------    --------    --------   --------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company incorporates by reference the following financial statements and related notes from the 1998 Annual Report (attached hereto as Exhibit 13):


                                                                   ANNUAL REPORT
                                                                     PAGE NO.
                                                                     --------
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




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------
         None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates by reference the information contained on pages 1, 2 and 3 of the Proxy Statement for the 1999 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Election of Directors."

EXECUTIVE OFFICERS OF THE REGISTRANT AND SUBSIDIARY


NAME, AGE AND YEAR         POSITIONS WITH REGISTRANT AND
BECAME EXECUTIVE OFFICER   BUSINESS EXPERIENCE DURING
OF THE REGISTRANT          PAST FIVE YEARS
-----------------          -----------------------------
Calvin R. Myers            Chairman of the Board, President and Chief Executive
Age 56       1982          Officer (1987-present); Director of the Company
                           (1986-present).

Frank K. Voris             Vice President of the Company (1993-present);
Age 59       1985          Executive Vice President and Chief Operating Officer
                           of the Bank (1990-present); Director of the Bank
                           (1990-present).

Randal A. Wright           Executive Vice President, Commercial Banking Division
Age 47       1989          (1993-present).

Terence L. Kothe           Executive Vice President, Trust and Financial
Age 55       1992          Services (1992-present).

J. Douglas Cheatham        Vice President and Chief Financial Officer of the
Age 42       1990          Company (1993-present).

Edward H. St. Jules        Vice President, Retail Banking Division (1996-present);
Age 42       1998          Vice President & Manager, Residential Lending
                           (1992-1996).



         There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

ITEM 11.           EXECUTIVE COMPENSATION

         The Company incorporates by reference the information contained on page 3 of the Proxy Statement for the 1999 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Compensation of Directors," and on pages 6 - 9 under the caption "Executive Compensation." The sections in the Proxy Statement marked "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference the information contained on pages 3 - 5 of the Proxy Statement for the 1999 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference the information contained on page 11 of the Proxy Statement for the 1999 Annual Meeting of Stockholders (attached hereto as exhibit 99) under the caption "Transactions with Management."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  INDEX TO FINANCIAL STATEMENTS

         The following consolidated financial statements and related notes are incorporated by reference from the 1998 Annual Report (attached hereto as Exhibit 13).


                                                             ANNUAL REPORT
                                                                PAGE NO.
                                                                --------
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

     (a)(3) EXHIBITS

         The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

     ITEM 601
    TABLE II. NO.
    -------------

       (3)(a) Its Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-14, No.2-96562, which was filed with the Securities and Exchange Commission on March 21, 1985; a Certificate of Amendment to the Certificate of Incorporation as filed as an exhibit to the Company's Form 8-A, which was filed with the Securities and Exchange Commission on April 30, 1986 and a Certificate of Amendment to the Certificate of Incorporation as filed as
                  Exhibit 3(b) of the Company's 10-K for the fiscal year ended December 31, 1987, a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed as Exhibit A to Exhibit 1 to the Company's Form 10-K, which was filed with the Securities and Exchange Commission on January 12, 1989, and a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed as Exhibit 4.4 to the Company's Amendment 1 to Form S-2, No. 33-68684, which was filed with the Securities and Exchange Commission on October 8, 1993, all of which are incorporated herein by reference)

       (3)(b) By-laws of Merchants Bancorp, Inc. (filed as Exhibit 3(c) of the Company's 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference)

       (3)(c) Amended Certificate of Designation of Series A Junior Participating Preferred Stock of Merchants Bancorp, Inc., dated November 12 1998.

       (4)(a) Article Fourth of its Restated Certificate of Incorporation (filed as Exhibit 3(a) to its Registration Statement on Form S-14, No. 2-96562, which was filed with the Securities and Exchange Commission on March 21, 1985, and incorporated herein by reference)

       (4)(b) Article II and Article VII, Section 1, of its By-laws, as amended February 17, 1987 (filed as Exhibit 3(c) of the Company's 10-K for the year ended December 31, 1987, and incorporated herein by reference)

       (4)(c) Amended and Restated Rights Agreement dated October 23, 1998, between the Company and Merchants National Bank of Aurora (filed as Exhibit 99.1 on the Company's Amendment No. 1 to form 8-A as filed with the Securities and Exchange Commission on January 21, 1998, and incorporated herein by reference)

       (4)(d) Amended Certificate of Designation of Series A Junior Participating Preferred Stock of Merchants Bancorp, Inc., dated November 12, 1998 (see Exhibit (3)(c) of this Form 10-K)

      (10)(a) Amended and Restated Rights Agreement dated October 23, 1998, between the Company and Merchants National Bank of Aurora (filed as Exhibit 99.1 on the Company's Amendment No. 1 to Form 8-A as filed with the Securities and Exchange Commission on January 21, 1998, and incorporated herein by reference)

      (10)(b) Agreement for Facility License and Construction Agreement dated June 18, 1992, between International Banking Technologies, Inc., a Georgia corporation, and The Merchants National Bank of Aurora (filed as Exhibit 10(g) of the Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

      (10)(c) Amended and Restated Employment Agreement entered into as of January 1, 1998, between the Company and Calvin R. Myers

      (10)(d) Form of Change of Control Agreement dated as of January 1, 1998, by and between the Company and certain executives, as set forth on Schedule A attached to the Form of Change of Control Agreement

        (13)      The Company's 1998 Annual Report to Stockholders

        (22)      A list of all subsidiaries of the Company

        (23)      Consent of Crowe, Chizek & Company LLP

        (27)      Financial Data Schedule

        (99) The Company's Proxy Statement for the annual meeting of stockholders to be held April 20, 1999. The sections marked "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" are furnished for the information of the Commission and are not deemed to be "filed" as part of this 10-K.

                  (b)      REPORTS ON FORM 8-K

                           None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MERCHANTS BANCORP, INC.

                              BY: /s/ Calvin R. Myers
                                  -------------------
                                  Calvin R. Myers, Chairman of the Board,
                                  President and Chief Executive Officer

                              BY: /s/ J. Douglas Cheatham
                                  -----------------------
                                  J. Douglas Cheatham,
                                  Vice President and Chief Financial Officer

DATE:    March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                 TITLE                              DATE

/s/ Calvin R. Myers        Chairman of the Board; Director;   March 26, 1999
------------------         President and Chief Executive
Calvin R. Myers            Officer

/s/ C. Tell Coffey         Director                           March 26, 1999
------------------
C. Tell Coffey

/s/ William C. Glenn       Director                           March 26, 1999
--------------------
William C. Glenn

/s/ William F. Hejna       Director                           March 26, 1999
--------------------
William F. Hejna

/s/ John M. Lies           Director                           March 26, 1999
----------------
John M. Lies

/s/ James D. Pearson       Director                           March 26, 1999
-------------------
James D. Pearson

/s/ Frank A. Sarnecki      Director                           March 26, 1999
--------------------
Frank A. Sarnecki

/s/ John J. Swalec         Director                           March 26, 1999
----------------
John J. Swalec

/s/ Norman L. Titiner      Director                           March 26, 1999
-------------------
Norman L. Titiner

/s/ J. Douglas Cheatham    Vice President and Chief           March 26, 1999
----------------------     Financial Officer

J. Douglas Cheatham



   EXHIBIT                          DESCRIPTION OF EXHIBITS                                SEQUENTIAL
     NO.                                                                                    PAGE NO.
--------------                      -----------------------                               -------------
   (3)(a)         Its Restated Certificate of Incorporation (filed as an exhibit                --
                  to the Company's Registration Statement on Form S-14,
                  No.2-96562, which was filed with the Securities and Exchange
                  Commission on March 21, 1985; a Certificate of Amendment to
                  the Certificate of Incorporation as filed as an exhibit to the
                  Company's Form 8-A, which was filed with the Securities and
                  Exchange Commission on April 30, 1986 and a Certificate of
                  Amendment to the Certificate of Incorporation as filed as
                  Exhibit 3(b) of the Company's 10-K for the fiscal year ended
                  December 31, 1987, a Certificate of Designation, Preferences
                  and Rights of Series A Junior Participating Preferred Stock
                  filed as Exhibit A to Exhibit 1 to the Company's Form 10-K, which was filed with the Securities and Exchange Commission on
                  January 12, 1989, and a Certificate of Designation,
                  Preferences and Rights of Series A Junior Participating
                  Preferred Stock filed as Exhibit 4.4 to the Company's
                  Amendment 1 to Form S-2, No. 33-68684, which was filed with the Securities and Exchange Commission on October 8, 1993, all
                  of which are incorporated herein by reference)

   (3)(b)         By-laws of Merchants Bancorp, Inc. (filed as Exhibit 3(c) of                  --
                  the Company's 10-K for the fiscal year ended December 31,
                  1987, and incorporated herein by reference)

   (3)(c)         Amended Certificate of Designation of Series A Junior                         --
                  Participating Preferred Stock of Merchants Bancorp, Inc.,
                  dated November 12 1998.

   (4)(a)         Article Fourth of its Restated Certificate of Incorporation                   --
                  (filed as Exhibit 3(a) to its Registration Statement on Form
                  S-14, No. 2-96562, which was filed with the Securities and
                  Exchange Commission on March 21, 1985, and incorporated herein by reference)

   (4)(b)         Article II and Article VII, Section 1, of its By-laws, as                     --
                  amended February 17, 1987 (filed as Exhibit 3(c) of the
                  Company's 10-K for the year ended December 31, 1987, and
                  incorporated herein by reference)

   (4)(c)         Amended and Restated Rights Agreement dated October 23, 1998,                 --
                  between the Company and Merchants National Bank of Aurora
                  (filed as Exhibit 99.1 on the Company's Amendment No. 1 to form 8-A as filed with the Securities and Exchange Commission on January 21, 1998, and incorporated herein by reference)

   (4)(d)         Amended Certificate of Designation of Series A Junior                         --
                  Participating Preferred Stock of Merchants Bancorp, Inc.,
                  dated November 12, 1998 (see Exhibit (3)(c) of this Form 10-K)

   (10)(a)        Amended and Restated Rights Agreement dated October 23, 1998,                 --
                  between the Company and Merchants National Bank of Aurora
                  (filed as Exhibit 99.1 on the Company's Amendment No. 1 to
                  Form 8-A as filed with the Securities and Exchange Commission on January 21, 1998, and incorporated herein by reference)

   (10)(b)        Agreement for Facility License and Construction Agreement                     --
                  dated June 18, 1992, between International Banking
                  Technologies, Inc., a Georgia corporation, and The Merchants
                  National Bank of Aurora (filed as Exhibit 10(g) of the
                  Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

   (10)(c)        Amended and Restated Employment Agreement entered into as of                  --
                  January 1, 1998, between the Company and Calvin R. Myers

   (10)(d)        Form of Change of Control Agreement dated as of January 1,                    --
                  1998, by and between the Company and certain executives, as set forth on Schedule A attached to the Form of Change of
                  Control Agreement

    (13)          The Company's 1998 Annual Report to Stockholders                           23 - 62

    (22)          A list of all subsidiaries of the Company                                     63

    (23)          Consent of Crowe, Chizek & Company LLP                                        64

    (27)          Financial Data Schedule                                                       --

    (99)          The Company's Proxy Statement for the annual meeting of                    65 - 77
                  stockholders to be held April 20, 1999. The sections marked
                  "Board Compensation Committee Report on Executive
                  Compensation" and "Stockholder Return Performance
                  Presentation" are furnished for the information of the
                  Commission and are not deemed to be "filed" as part of this
                  10-K.
