Form 10-Q
period 1999-03-31
MERCHANTS BANCORP INC/DE/
filed 1999-05-14
CIK 707817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to _______

                         Commission File Number 0 -14484

                             MERCHANTS BANCORP, INC.
          -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                  36-3182868
---------------------------------       ---------------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                   P.O. BOX 289, AURORA, ILLINOIS        60507
                   -------------------------------------------
              (Address of principal executive offices)   (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 31, 1999, the Registrant had outstanding 5,181,071 shares of common stock, $1.00 par value per share.

                             MERCHANTS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I

                                                                                               Page Number
Item 1.       Financial Statements.......................................................................1
Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............................................6
Item 3.       Quantitative and Qualitative Disclosures about Market Risk................................12

                                    PART II

Item 1.       Legal Proceedings.........................................................................14
Item 2.       Changes in Securities.....................................................................14
Item 3.       Defaults Upon Senior Securities...........................................................14
Item 4.       Submission of Matters to a Vote of Security Holders.......................................14
Item 5.       Other Information.........................................................................14
Item 6.       Exhibits and Reports on Form 8-K..........................................................14


Form 10-Q Signature Page................................................................................15


                         PART I - FINANCIAL INFORMATION
                             MERCHANTS BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              March 31, 1999     December 31, 1998
ASSETS
Cash and due from banks                                          $  25,295           $  38,679
Federal funds sold                                                   3,000               5,000
Securities available for sale                                      207,490             198,759
Loans held for sale                                                  5,096               9,678
Loans                                                              611,583             607,927
Allowance for loan losses                                           (8,455)             (8,507)
                                                                 ---------           ---------
     Net loans                                                     603,128             599,420
Premises and equipment, net                                         11,955              11,872
Other real estate owned                                                185                 297
Mortgage servicing rights                                            2,678               2,440
Goodwill, net                                                        6,303               6,397
Core deposit intangible assets, net                                  1,583               1,673
Accrued interest and other assets                                   10,598               9,647
                                                                 ---------           ---------
     Total assets                                                $ 877,311           $ 883,862
                                                                 ---------           ---------
                                                                 ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                           $ 120,014           $ 132,153
   Interest-bearing                                                614,135             609,904
                                                                 ---------           ---------
     Total deposits                                                734,149             742,057
Securities sold under repurchase agreements                         15,222              13,320
Federal Home Loan Bank term advances                                42,250              42,250
Notes payable                                                        5,906               6,125
Accrued interest and other liabilities                               6,674               7,928
                                                                 ---------           ---------
     Total liabilities                                             804,201             811,680

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
   Authorized 500,000 shares; none issued                                -                   -
Common stock, $1 par value authorized 6,000,000 shares;
   issued 5,222,392 in 1999 and in 1998                              5,222               5,222
Surplus                                                             16,348              16,348
Retained earnings                                                   50,556              48,809
Unrealized net gain on securities available for sale                 1,075               1,894
Treasury stock, at cost, 41,321 shares in
   1999 and in 1998                                                    (91)                (91)
                                                                 ---------           ---------
     Total stockholders' equity                                     73,110              72,182
                                                                 ---------           ---------
     Total liabilities and stockholders' equity                  $ 877,311           $ 883,862
                                                                 ---------           ---------
                                                                 ---------           ---------


See accompanying notes to consolidated financial statements.

                             MERCHANTS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Three Months Ended March 31, 1999 and 1998
                         (In thousands, except share data)

                                                                   1999             1998
INTEREST INCOME
Loans, including fees                                             $12,546          $12,747
Loans held for sale                                                   134               89
Securities:
     Taxable                                                        1,927            2,168
     Tax-exempt                                                       944              798
Federal funds sold                                                      6               83
                                                                  -------          -------
     Total interest income                                         15,557           15,885

INTEREST EXPENSE
Deposits                                                            6,725            6,287
Federal funds purchased and overnight borrowings                      107              473
Securities sold under repurchase agreements                           161              301
Federal Home Loan Bank term advances                                  632              821
Notes payable                                                         103              243
                                                                  -------          -------
     Total interest expense                                         7,728            8,125
                                                                  -------          -------
     Net interest income                                            7,829            7,760
Provision for loan losses                                             375              883
                                                                  -------          -------
     Net interest income after provision for loan losses            7,454            6,877

OTHER INCOME
Trust income                                                          743              650
Mortgage banking income                                             1,117              949
Service charges and fees                                            1,088              968
Securities gains (losses), net                                         12               76
Other income                                                          436              231
                                                                  -------          -------
     Total other income                                             3,396            2,874

OTHER EXPENSE
Salaries and employee benefits                                      3,994            3,763
Occupancy expense, net                                                577              530
Furniture and equipment expense                                       545              558
Amortization of goodwill                                               94               94
Amortization of core deposit intangible assets                         89               96
Other expense                                                       2,354            1,944
                                                                  -------          -------
     Total other expense                                            7,653            6,985
                                                                  -------          -------
Income before income taxes                                          3,197            2,766
Provision for income taxes                                            829              804
                                                                  -------          -------
    Net income                                                    $ 2,368          $ 1,962
                                                                  -------          -------
                                                                  -------          -------
Basic earnings per share                                          $  0.46          $  0.38
Diluted earnings per share                                        $  0.45          $  0.37


                             MERCHANTS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 1999 and 1998
                                 (In thousands)

                                                         1999              1998
                                                       -------           -------
Net Income                                             $ 2,368           $ 1,962
Other comprehensive income (loss), net of tax             (819)              (91)
                                                       -------           -------
Comprehensive income                                   $ 1,549           $ 1,871
                                                       -------           -------
                                                       -------           -------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                 (In thousands)

                                                                                  1999               1998
                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $  2,368           $  1,962
Adjustments to reconcile net income to cash from operating activities:
      Depreciation                                                                   512                485
      Amortization of mortgage servicing rights                                      220                142
      Provision for loan losses                                                      375                883
      Net change in mortgage loans held for sale                                   4,784             (8,672)
      Net gain on sales of loans                                                    (659)              (497)
      Change in net income taxes payable                                             828                731
      Change in accrued interest and other assets                                   (950)               183
      Change in accrued interest and other liabilities                            (5,661)            (2,098)
      Premium amortization and discount accretion on securities                       97                 72
      Securities losses (gains), net                                                 (12)               (76)
      Amortization of goodwill                                                        94                 94
      Amortization of core deposit intangible assets                                  89                 96
                                                                                --------           --------
   Net cash from operating activities                                              2,085             (6,695)
                                                                                --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale                                9,314             18,349
Proceeds from sales of securities available for sale                               3,018                194
Purchases of securities available for sale                                       (22,388)           (11,885)
Net principal disbursed or repaid on loans                                        (4,083)           (11,076)
Proceeds from sales of other real estate                                             112                  -
Property and equipment expenditures                                                 (595)              (495)
                                                                                --------           --------
   Net cash from investing activities                                            (14,622)            (4,913)
                                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                            (3,908)            19,144
Net change in short term borrowings                                                1,902             10,220
Payments on Federal Home Loan Bank term advances                                       -             (5,000)
Payments on notes payable                                                           (219)              (219)
Dividends paid, net of dividend reinvestments                                       (622)              (543)
                                                                                --------           --------
   Net cash from financing activities                                             (2,847)            23,602
                                                                                --------           --------
   Net change in cash and cash equivalents                                       (15,384)            11,994
   Cash and cash equivalents at beginning of period                               43,679             42,994
                                                                                --------           --------
   Cash and cash equivalents at end of period                                   $ 28,295           $ 54,988
                                                                                --------           --------
                                                                                --------           --------


See accompanying notes to consolidated financial statements.

                             MERCHANTS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 1: BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended March 31, 1999 are not necessarily indicative of the results expected for the year ending December 31, 1999.

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, net of taxes.

NOTE 2: SECURITIES

Securities available for sale are summarized as follows:

                                                Amortized          Unrealized           Unrealized            Fair
                                                   Cost               Gains               Losses              Value
                                                ---------          ----------           ----------         ---------
March 31, 1999:
   U.S. Treasury                                $   3,005          $      29            $      -           $   3,034
   U.S. Government agencies                       105,764                194                (655)            105,303
   U.S. Government agency
     mortgage backed securities                    14,942                182                 (30)             15,094
   States and political subdivisions               76,833              2,210                (220)             78,823
   Collateralized mortgage obligations              2,278                 13                 (12)              2,279
   Equity securities                                3,039                  -                 (82)              2,957
                                                ---------          ---------            --------           ---------
                                                $ 205,861          $   2,628            $   (999)          $ 207,490
                                                ---------          ---------            --------           ---------
                                                ---------          ---------            --------           ---------
December 31, 1998:
   U.S. Treasury                                $   3,009          $      51                 $ -           $   3,060
   U.S. Government agencies                        96,521                550                (243)             96,828
   U.S. Government agency
     mortgage backed securities                    16,351                187                 (50)             16,488
   States and political subdivisions               74,134              2,492                 (43)             76,583
   Collateralized mortgage obligations              2,834                 23                  (5)              2,852
   Equity securities                                3,041                  -                 (93)              2,948
                                                ---------          ---------            --------           ---------
                                                $ 195,890          $   3,303           $    (434)          $ 198,759
                                                ---------          ---------            --------           ---------
                                                ---------          ---------            --------           ---------


                             MERCHANTS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3: LOANS

Major classifications of loans are as follows:

                                          March 31,         December 31,
                                            1999                1998
                                         ----------         ------------
     Commercial and industrial           $ 164,902           $ 175,402
     Real estate - commercial               85,224              87,035
     Real estate - construction             93,001              92,897
     Real estate - residential             147,292             134,009
     Installment                           113,636             109,970
     Credit card receivables                 7,862               8,483
     Other loans                               461               1,233
                                         ---------           ---------
                                           612,378             609,029
     Unearned discount                        (677)               (869)
     Deferred loan fees                       (118)               (233)
                                         ---------           ---------
     Total loans                         $ 611,583           $ 607,927
                                         ---------           ---------
                                         ---------           ---------


NOTE 4: ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses as of March 31, is summarized as follows:

                                         1999               1998
                                        -------           -------
     Balance, January 1                 $ 8,507           $ 8,360
     Provision for loan losses              375               883
     Loans charged-off                     (650)             (299)
     Recoveries                             223               147
                                        -------           -------
     Balance, end of period             $ 8,455           $ 9,091
                                        -------           -------
                                        -------           -------


NOTE 5: EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Contributory Thrift Plan (the "Thrift Plan"), which covers employees who work a minimum of 1,000 hours per year and have been with the Company at least one year. Vesting in Company contributions to the Thrift Plan is scheduled over seven years from the date of employment. The Company contributes an amount determined by the Board of Directors to all eligible participants. In addition, for each dollar the participant deposits up to 6% of annual salary, the Company will contribute an additional fifty cents. Total contributions under the Thrift Plan amounted to approximately $220,000, and $243,000 for the three months ended March 31, 1999, and 1998.

NOTE 6: BORROWINGS

Merchants National Bank's membership in the Federal Home Loan Bank ("FHLB") System gives it the ability to borrow funds from the FHLB of Chicago for short or long-term purposes under a variety of programs. The Company has pledged first mortgage loans on residential property in an amount equal to at least 167% of the outstanding advances.

Notes payable at March 31, 1999 consisted of a $5,906,250 fixed rate note that bears interest at a rate of 7.03%. Scheduled principal reductions on the note are $218,750 per quarter.

                       MERCHANTS BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7: EARNINGS PER SHARE

Earnings per share for the three months ended March 31, is summarized as follows:

                                                          1999                 1998
                                                        ----------          ----------
Basic Earnings Per Share:
   Weighted-average common shares outstanding            5,181,071           5,167,707
   Net income available to common stockholders          $    2,368          $    1,962
   Basic earnings per share                             $     0.46          $     0.38

Diluted Earnings Per Share:
   Weighted-average common shares outstanding            5,181,071           5,167,707
   Dilutive effect of stock options                         61,329              76,780
                                                        ----------          ----------
   Diluted average common shares outstanding             5,242,400           5,244,487
                                                        ----------          ----------
                                                        ----------          ----------
   Net income available to common stockholders          $    2,368          $    1,962
   Diluted earnings per share                           $     0.45          $     0.37



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter of 1999 was $2,368,000, or diluted earnings per share of 45 cents, a 20.7% increase compared to $1,962,000, or 37 cents per share, in the first quarter of 1998. Net interest income for the quarter increased slightly over the previous year, while net interest income after provision for loan losses grew 8.4% to $7,454,000 in the first quarter of 1999 compared to $6,877,000 in the first quarter of 1998. This increase was primarily due to the lower provision for loan loss expense of $375,000 in the first quarter of 1999 compared to $883,000 in the first quarter of 1998. Noninterest income grew 18.2% to $3,396,000, while noninterest expenses grew only 9.6% to $7,653,000.

NET INTEREST INCOME

Net interest income was $7,829,000 and $7,760,000 during the three months ended March 31, 1999 and 1998. The Company's net interest margin was 4.16% for the three months ended March 31, 1999, and 4.26% a year earlier. The net interest margin has been relatively stable for four consecutive quarters, ranging from 4.13% to 4.16%. During this time, the tax equivalent yield on average earning assets has declined from 8.26% to 7.98%. However, the reduced yields were offset by a decline in the cost of funds from 4.13% to 3.82%.

OTHER INCOME

Noninterest income was $3,396,000 during the first quarter of 1999 and $2,874,000 in the first quarter of 1998, an increase of $522,000, or 18.2%. Mortgage banking income was one of the primary sources of the increase in noninterest income for the first quarter. Mortgage banking income was $1,117,000 in the first quarter of 1999 and $949,000 in the first quarter of 1998, an increase of $168,000, or 17.7%. Most fixed rate mortgages that the Company originates are sold and the servicing is retained. The portfolio of loans serviced for others totaled $334 million as of March 31, 1999 compared to $283 million a year earlier.

Trust income of $743,000 in the first quarter of 1999 was $93,000, or 14.3% higher than the first quarter 1998. Service charges and fees increased $120,000, or 12.4%, to $1,088,000 in the first quarter of 1999, as compared to $968,000 in the first quarter of 1998. There were no significant changes in the fee structure for deposit accounts. Most of the increase was attributable to an increase in total deposits.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Sales of securities available for sale resulted in gains of $12,000 in the first three months of 1999. In 1998, securities gains were $76,000 in the first three months. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk. Other noninterest income was $436,000 in the first quarter 1999 as compared to $231,000 in the first quarter of 1998, an increase of $205,000 or 88.7%, primarily due to ATM surcharge income.

OTHER EXPENSE

Salary and benefit expenses increased from $3,763,000 during the three months ended March 31, 1998, to $3,994,000 for the same period in 1999, an increase of $231,000 (6.1%). The full-time equivalent number of employees was 345 as of March 31, 1998, and 332 as of March 31, 1999. The increase in salary and benefit expenses was the result of increased medical insurance, severance, and general salary adjustments. Commissions were $284,000 in the first quarter of 1999, compared with $292,000 in the first quarter of 1998.

Occupancy expense of $577,000 during the first quarter of 1999, was $47,000 or 8.9% higher than in the first quarter of 1998. Furniture and equipment expenses were $13,000 or, 2.3% lower during the first quarter of 1999, compared to the same period in 1998.

Other expense was $2,354,000, or $410,000 (21.1%), higher in the first quarter of 1999, than in the first quarter of 1998. The increase can be attributed to an ATM related recovery during the first quarter of 1998, an increase of $77,000 in amortization of mortgage servicing rights, and increases in general operating expenses.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $3.7 million (0.6%) to $611.6 million as of March 31, 1999, from $608.0 million as of December 31, 1998. Commercial loans decreased to $164.9 million as of March 31, 1999, from $175.4 million as of December 31, 1998, a $10.5 million (6.0%) decrease. Commercial real estate loans decreased to approximately $85.2 million as of March 31, 1999, from $87.0 million as of December 31, 1998. Construction loans remained level, while, residential real estate loans increased $13.2 million (9.9%), to $147.3 million, from $134.0 million as of December 31, 1998. Residential real estate loans are primarily adjustable rate mortgages. The Company's loan levels reflect the continued strength of the Fox Valley economy in general, and the real estate market in particular.

Most of the residential mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $5.1 million as of March 31, 1999, and $9.7 million as of December 31, 1998. Although the amount of loans held sale for was lower, it remains within a normal range. The carrying value of these loans approximated the market value at that time.

The adequacy of the allowance for loan losses is determined by management based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserve evaluation in estimating loan losses. The adequacy of the allowance for loan losses is monitored and reported to management and the Board of Directors. Provisions for loan losses were $375,000 in the first quarter of 1999 and $883,000 in the first quarter of 1998. Net charge-offs for the three months ended March 31, were $427,000 and $152,000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

in 1999 and 1998, respectively. The ratio of the allowance for loan losses to total loans was 1.38% as of March 31, 1999, and 1.58% as of March 31, 1998. Although, net charge offs increased in the first quarter of 1999, the allowance for loan losses to total nonperforming loans (generally considered to be nonaccrual, restructured, or past due ninety days and still accruing) was 162.7% as of March 31, 1999, and 152.8% as of December 31, 1998.

While there can be no assurance that the allowance for loan losses will be adequate to cover all losses, management believes that the allowance for loan losses was adequate at December 31, 1998. While management uses available information to provide for losses on loans, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based upon changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

Nonaccrual loans decreased to $5,197,000 as of March 31, 1999, from $5,568,000 as of December 31, 1998. Nonaccrual loans principally consist of loans that are well-collateralized and are not expected to result in material losses. There were no loans past due ninety days or more and still accruing interest as of either March 31, 1999, or December 31, 1998. Other real estate owned decreased from $297,000 as of December 31, 1998, to $185,000 as of March 31, 1999, as some property was sold. The recorded values of these properties were supported by current appraisals.

SECURITIES

Securities are classified as available for sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of March 31, 1999, net unrealized gains of $1,629,000, reduced by deferred income taxes of $554,000, resulted in an increase in equity capital of approximately $1,075,000. As of December 31, 1998, net unrealized gains of $2,869,000, net of deferred income taxes of $975,000, resulted in an increase in equity capital of $1,894,000.

The fair value of securities available for sale increased $8.7 million (4.4%) during the first three months of 1999, to $207.5 million as of March 31, 1999, from $198.8 million as of December 31, 1998. U.S. Treasury securities remained level at $3.0 million as of December 31, 1998, and March 31, 1999. U.S. government agency securities increased from $96.8 million as of December 31, 1998, to $105.3 million as of March 31, 1999, an increase of $8.5 million (8.8%). U.S. government agency mortgage backed securities declined $1.4 million (9.3%), from $16.5 million as of December 31, 1998, to $15.1 million as of March 31, 1999.

DEPOSITS AND BORROWED FUNDS

Total deposits of $734.2 million as of March 31, 1999, represented a decrease of $7.9 million (1.1%) from $742.0 million as of December 31, 1998. Noninterest-bearing deposits were $120.0 million as of March 31, 1999, a decrease of $12.1 million (9.2%) from $132.2 million as of December 31, 1998. At the same time, interest-bearing deposits increased $4.2 million (.7%). There were no significant changes in deposit structure or management's strategies in acquiring deposits in the first three months of 1999.

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

During the three months ended March 31, 1999, term advances from the FHLB remained unchanged at $42.3 million. Additionally, there were no advances on the open line with the FHLB.

CAPITAL RESOURCES

The Company and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weights, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The Company and the Bank were categorized as well capitalized as of March 31, 1999. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Bank's categories.

Capital levels and minimum required levels (dollars in thousands):

                                                                           Minimum Required         Minimum Required
                                                                              for Capital              to be Well
                                                      Actual               Adequacy Purposes          Capitalized
                                                ------------------        -------------------       -----------------
                                                 Amount      Ratio        Amount        Ratio       Amount      Ratio
                                                -------      -----        -------       -----       -------     -----
March 31, 1999:
Total capital to risk weighted assets
   Consolidated                                 $72,638      11.41%       $50,918       8.00%       $63,647     10.00%
   Merchants National Bank                       76,825      12.20%        50,358       8.00%        62,947     10.00%
Tier 1 capital to risk weighted assets
   Consolidated                                  64,762      10.18%        25,459       4.00%        38,188      6.00%
   Merchants National Bank                       68,949      10.95%        25,179       4.00%        37,768      6.00%
Tier 1 capital to average assets
   Consolidated                                  64,762       7.49%        34,604       4.00%        43,255      5.00%
   Merchants National Bank                       68,949       7.97%        34,604       4.00%        43,255      5.00%

December 31, 1998:
Total capital to risk weighted assets
   Consolidated                                  70,947      10.98%        51,697       8.00%        64,621     10.00%
   Merchants National Bank                       74,376      11.64%        51,137       8.00%        63,921     10.00%
Tier 1 capital to risk weighted assets
   Consolidated                                  62,859       9.73%        25,848       4.00%        38,773      6.00%
   Merchants National Bank                       66,288      10.37%        25,568       4.00%        38,353      6.00%
Tier 1 capital to average assets
   Consolidated                                  62,859       7.30%        34,423       4.00%        43,029      5.00%
   Merchants National Bank                       66,288       7.70%        34,423       4.00%        43,029      5.00%


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

Net cash outflows from investing activities were $14.6 million in the three months ended March 31, 1999, compared to $4.9 million a year earlier. In the first three months of 1999, net principal disbursed on loans accounted for net outflows of $4.1 million, and securities transactions aggregated a net outflow of $10.1 million. In the first three months of 1998, net principal disbursed or repaid on loans accounted for a net outflow of $11.1 million, and securities transactions resulted in net inflows of $6.7 million.

Cash outflows from financing activities in the first three months of 1999 associated with a decline in deposits were $3.9 million. This compares with a net inflow of $19.1 million for the same period in 1998. Short-term borrowings resulted in net cash inflows of $1.9 million in the first three months of 1999, and inflows of $10.2 million in the first three months of 1998. Payments on FHLB term advances resulted in cash outflows of $5.0 million in the first three months of 1998.

In the event of short-term liquidity needs, the Merchants National Bank may purchase Federal funds from correspondent banks. The Bank may also borrow funds from the Federal Reserve Bank of Chicago. The Bank's membership in the FHLB System gives it the ability to borrow funds from the FHLB of Chicago for short or long term purposes under a variety of programs. The Bank had term advances of $42.25 million outstanding as of March 31, 1999.

Origination of mortgage loans held for sale resulted in operating net cash inflows of $4.8 million during the first quarter of 1999, compared to outflows of $8.7 million in 1998. Total cash outflows from operating activities exceeded operating outflows by $2.1 million during the first quarter of 1999. Net cash outflows from operating activities were $6.7 million during the first quarter of 1998. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

In early 1997, the Company began developing their Year 2000 Plan, following the guidelines established by the FFIEC. The plan was approved by the Board of Directors of the Company and reviewed by the Office of the Comptroller of the Currency. An integral part of the plan was to utilize the Company's Technology Planning Committee, which is comprised of representatives from the key areas throughout the organization. The each area must identify, for the Committee, issues related to the Year 2000 and initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee reviews all Year 2000 related issues and the progress toward implementation of the plan. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue.
The Company relies on software purchased from third-party vendors rather than internally-generated software. The Company is currently in the process of upgrading systems and testing to validate Year 2000 compliance. The Company expects to have all mission critical systems renovated and tested prior to June 30, 1999. The Company is currently operating on the Year 2000 compliant releases for core systems supported by its third party data processor.

The Technology Planning Committee has also developed a communication plan that updates the Board of Directors, management, and employees on the Company's Year 2000 status. In addition, the Committee has developed a separate plan in order to manage the Year 2000 risks posed by commercial borrowing customers. This plan has identified material loan customers, assessed their preparedness, evaluated their credit risk to the Company, and implemented appropriate controls to mitigate the risk.

In accordance with regulatory guidelines, the Company is developing a comprehensive contingency plan, which will be completed by June 30, 1999, in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business process. These strategies include relying on back-up systems that do not utilize computers and, in some cases, switching vendors. In the case of utility providers, the Company is researching the alternative of utilizing an electric power generator at it's main processing facility.

Management anticipates that the total out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $100,000, of which approximately one half has been expended through March 31, 1999. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, fees to outside consulting firms, and certain administrative expenditures, has been provided for in the Company's Year 2000 budget. Although management is confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or telephone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

        ITEM 3. QUANITITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's policy is to manage the balance sheet such that fluctuations in the net interest margin are minimized regardless of the level of interest rates. In the following table, deposits that do not have specified maturities are assumed to have a 15% decay rate. Loans, which include loans held for sale, represent management judgements regarding prepayment. The following table presents the expected maturity of interest-earning assets and interest-bearing liabilities as of March 31, 1999.



EXPECTED MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                     Expected Maturity Dates
                              ---------------------------------------------------------------------                      Fair
                               1 Year      2 Years     3 Years    4 Years     5 Years    Thereafter       Total         Value
INTEREST-EARNING ASSETS
Fixed rate loans              $ 61,207    $ 41,626    $ 48,979    $ 68,365    $ 93,711    $ 34,931       $348,819      $353,097
Average interest rate             8.61%       8.63%       8.59%       8.50%       7.85%      7.65%

Adjustable Rate Loans         $118,177    $ 34,565    $ 31,471    $ 27,277    $ 27,936    $ 23,338       $262,764      $262,764
Average interest rate             8.27%       8.17%       8.35%       8.55%       8.52%      8.27%

Securities                    $ 81,307    $ 36,732    $ 19,639    $ 17,541    $ 13,604    $ 38,667       $207,490      $207,490
Average interest rate             6.09%       5.86%       5.76%       6.20%       5.08%      4.84%

Federal Funds Sold            $  3,000    $      -    $      -    $      -    $      -    $      -       $  3,000      $  3,000
Average interest rate             5.00%
                              --------    --------    --------    --------    --------    --------       --------      --------
Total                         $263,691    $112,923    $100,089    $113,183    $135,251    $ 96,936       $822,073      $826,351
                              --------    --------    --------    --------    --------    --------       --------      --------
                              --------    --------    --------    --------    --------    --------       --------      --------
INTEREST-BEARING LIABILITIES
Interest-bearing deposits     $292,979    $ 94,140    $ 49,703    $ 46,580    $ 43,383    $ 87,350       $614,135      $616,139
Average interest rate             5.50%       4.82%       4.03%       3.77%       3.45%      3.01%

Borrowed Funds                $ 28,378    $ 13,375    $  5,625    $ 13,375    $    875    $  1,750       $ 63,378      $ 64,149
Average interest rate             5.62%       6.09%       6.34%       5.94%       7.03%      7.03%
                              --------    --------    --------    --------    --------    --------       --------      --------
Total                         $321,357    $107,515    $ 55,328    $ 59,955    $ 44,258    $ 89,100       $677,513      $680,288
                              --------    --------    --------    --------    --------    --------       --------      --------
                              --------    --------    --------    --------    --------    --------       --------      --------


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


                             MERCHANTS BANCORP, INC.
                             (Registrant)



                             /s/ Calvin R. Myers
                             -------------------------------------------
                             Calvin R. Myers
                             President, Chairman of the Board and
                             Chief Executive Officer



                             /s/ J. Douglas Cheatham
                             -------------------------------------------
                             J. Douglas Cheatham
                             Vice President and Chief Financial Officer



Date:    May 14, 1999