Form 10-Q
period 1999-06-30
MERCHANTS BANCORP INC/DE/
filed 1999-08-12
CIK 707817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For transition period from_____ to____

                         Commission File Number 0 -14484

                             MERCHANTS BANCORP, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                   36-3182868
      -------------                            ------------------
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
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of June 30, 1999, the Registrant had outstanding 5,181,071 shares of common stock, $1.00 par value per share.

                             MERCHANTS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I
                                                                   Page Number

Item 1.   Financial Statements...............................................1
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................6
Item 3.   Quantitative and Qualitative Disclosure about Market Risk.........12

                                     PART II

Item 1.   Legal Proceedings.................................................16
Item 2.   Changes in Securities.............................................16
Item 3.   Defaults Upon Senior Securities...................................16
Item 4.   Submission of Matters to a Vote of Security Holders...............16
Item 5.   Other Information.................................................16
Item 6.   Exhibits and Reports on Form 8-K..................................17


Form 10-Q Signature Page....................................................18

                 PART I - FINANCIAL INFORMATION
                     MERCHANTS BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                       June 30, 1999      December 31, 1998
                                                       -------------      -----------------
ASSETS
Cash and due from banks                                     $ 40,998          $ 38,679
Federal funds sold                                             3,000             5,000
Securities available for sale                                217,964           198,759
Loans held for sale                                            3,640             9,678
Loans                                                        630,843           607,927
Allowance for loan losses                                     (8,807)           (8,507)
                                                       --------------      ------------
  Net loans                                                  622,036           599,420
Premises and equipment, net                                   11,798            11,872
Other real estate owned                                          340               297
Mortgage servicing rights                                      2,744             2,440
Goodwill, net                                                  6,209             6,397
Core deposit intangible assets, net                            1,516             1,673
Accrued interest and other assets                             10,716             9,647
                                                       --------------      ------------
  Total assets                                              $920,961          $883,862
                                                       --------------      ------------
                                                       --------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                       $142,123          $132,153
  Interest-bearing                                           636,218           609,904
                                                       --------------      ------------
    Total deposits                                           778,341           742,057
Federal funds purchased and overnight borrowings                   -                 -
Securities sold under repurchase agreements                   18,882            13,320
Federal Home Loan Bank term advances                          42,250            42,250
Notes payable                                                  5,688             6,125
Accrued interest and other liabilities                         4,019             7,928
                                                       --------------      ------------
                                                       --------------      ------------
    Total liabilities                                       $849,180           811,680

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
   Authorized 500,000 shares; none issued                          -                 -
Common stock, $1 par value authorized 6,000,000 shares;
   issued 5,222,392 in 1999 and in 1998                        5,222             5,222
Surplus                                                       16,348            16,348
Retained earnings                                             52,375            48,809
Accumulated other comprehensive income/(loss)                 (2,073)            1,894
Treasury stock, at cost, 41,321 shares                           (91)              (91)
                                                       --------------      ------------
     Total stockholders' equity                               71,781            72,182
                                                       --------------      ------------
     Total liabilities and stockholders' equity             $920,961          $883,862
                                                       --------------      ------------
                                                       --------------      ------------


See accompanying notes to consolidated financial statements.


                    MERCHANTS BANCORP, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)

                                                   Three Months Ended   Six Months Ended
                                                         June 30,           June 30,
                                                     1999     1998       1999      1998
                                                   --------  -------   --------  --------
INTEREST INCOME
Loans, including fees                              $12,830   $12,563    $25,376   $25,310
Loans held for sale                                     74       102        208       191
Securities:
     Taxable                                         1,971     2,092      3,898     4,260
     Tax-exempt                                        970       817      1,914     1,615
Federal funds sold                                      22       127         28       210
                                                   --------  --------  --------- ---------
     Total interest income                          15,867    15,701     31,424    31,586

INTEREST EXPENSE
Deposits                                             6,733     6,389     13,458    12,676
Federal funds purchased and overnight borrowings        77       327        184       800
Securities sold under repurchase agreements            196       335        357       636
Federal Home Loan Bank term advances                   638       821      1,270     1,642
Notes payable                                          103       235        206       478
                                                   --------  --------  --------- ---------
     Total interest expense                          7,747     8,107     15,475    16,232
                                                   --------  --------  --------- ---------
     Net interest income                             8,120     7,594     15,949    15,354
Provision for loan losses                              615       393        990     1,276
                                                   --------  --------  --------- ---------
     Net interest income after provision for
       loan losses                                   7,505     7,201     14,959    14,078

OTHER INCOME
Trust income                                           792       660      1,535     1,310
Mortgage banking income                                861     1,212      1,978     2,161
Service charges and fees                             1,161     1,023      2,249     1,991
Securities gains, net                                    0        20         12        96
Other income                                           341       301        777       532
                                                   --------  --------  --------- ---------
     Total other income                              3,155     3,216      6,551     6,090

OTHER EXPENSE
Salaries and employee benefits                       3,913     3,782      7,907     7,545
Occupancy expense, net                                 504       529      1,081     1,059
Furniture and equipment expense                        514       558      1,059     1,116
Amortization of goodwill                                94        94        188       188
Amortization of core deposit intangible assets          68        95        157       191
Other expense                                        2,249     2,497      4,603     4,441
                                                   --------  --------  --------- ---------
     Total other expense                             7,342     7,555     14,995    14,540
                                                   --------  --------  --------- ---------
Income before income taxes                           3,318     2,862      6,515     5,628
Provision for income taxes                             871       758      1,700     1,562
                                                   --------  --------  --------- ---------
    Net income                                     $ 2,447   $ 2,104    $ 4,815   $ 4,066
                                                   --------  --------  --------- ---------
                                                   --------  --------  --------- ---------
Basic earnings per share                             $0.47     $0.41      $0.93     $0.79
Diluted earnings per share                           $0.47     $0.40      $0.92     $0.77

                             MERCHANTS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                   Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                                   1999           1998            1999           1998
                                                               -------------   ------------   -------------  -------------
Net income                                                          $ 2,447        $ 2,104         $ 4,815        $ 4,066
Change in net unrealized gains (losses) on securities                (3,147)            38          (3,967)           (53)
                                                               -------------   ------------   -------------  -------------
Comprehensive income (loss)                                          $ (700)       $ 2,142           $ 848        $ 4,013
                                                               -------------   ------------   -------------  -------------
                                                               -------------   ------------   -------------  -------------

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, 1999 and 1998
                                   (In thousands)

                                                                                          1999                   1998
                                                                                        --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $ 4,815               $ 4,066
Adjustments to reconcile net income to cash from operating activities:
      Depreciation                                                                         1,015                   974
      Amortization of mortgage servicing rights                                              423                   392
      Provision for loan losses                                                              990                 1,276
      Net change in mortgage loans held for sale                                           6,400                (3,841)
      Net gain on sales of loans                                                          (1,089)               (1,241)
      Change in net income taxes payable                                                     633                  (463)
      Change in accrued interest and other assets                                         (1,068)                   71
      Change in accrued interest and other liabilities                                    (2,499)               (2,374)
      Premium amortization and discount accretion on securities                              198                   121
      Securities losses (gains), net                                                         (12)                  (96)
      Amortization of goodwill                                                               188                   188
      Amortization of core deposit intangible assets                                         157                   191
                                                                                        --------              --------
   Net cash from operating activities                                                     10,151                  (736)
                                                                                        --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale                                       20,500                36,280
Proceeds from sales of securities available for sale                                       3,018                14,134
Purchases of securities available for sale                                               (48,919)              (34,945)
Net principal disbursed or repaid on loans                                               (23,785)              (17,335)
Proceeds from sales of other real estate                                                     135                    63
Property and equipment expenditures                                                         (941)               (1,433)
                                                                                        ---------             ---------
   Net cash from investing activities                                                    (49,992)               (3,236)
                                                                                        ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                    36,284                27,724
Net change in short term borrowings                                                        5,562               (10,173)
Payments on Federal Home Loan Bank term advances                                               -                (5,000)
Payments on notes payable                                                                   (437)                 (437)
Proceeds from exercise of incentive stock options                                              -                   111
Dividends paid, net of dividend reinvestments                                             (1,249)                 (995)
                                                                                        ---------             ---------
   Net cash from financing activities                                                     40,160                11,230
                                                                                        ---------             ---------
   Net change in cash and cash equivalents                                                   319                 7,258
   Cash and cash equivalents at beginning of period                                       43,679                42,994
                                                                                        ---------             ---------
   Cash and cash equivalents at end of period                                           $ 43,998               $50,252
                                                                                        ---------             ---------
                                                                                        ---------             ---------

See accompanying notes to consolidated financial statements.

                             MERCHANTS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (TABLE AMOUNTS IN THOUSANDS)

NOTE 1: BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim periods ended June 30, 1999 are not necessarily indicative of the results expected for the year ending December 31, 1999.

NOTE 2: SECURITIES

Securities available for sale are summarized as follows:

                                                                             Gross         Gross
                                                             Amortized      Unrealized   Unrealized      Fair
                                                               Cost          Gains        Losses         Value
                                                           --------------  -----------  ------------ -----------
June 30, 1999:
   U.S. Treasury                                               $   1,004      $     6       $     -   $   1,010
   U.S. Government agencies                                      120,173           16        (3,093)    117,096
   U.S. Government agency
     mortgage backed securities                                   13,561          140           (61)     13,640
   States and political subdivisions                              81,419        1,044        (1,145)     81,318
   Collateralized mortgage obligations                             1,829           24            (2)      1,851
   Other securities                                                3,119            -           (70)      3,049
                                                           --------------  -----------  ------------ -----------
                                                               $ 221,105      $ 1,230       $(4,371)  $ 217,964
                                                           --------------  -----------  ------------ -----------
                                                           --------------  -----------  ------------ -----------
December 31, 1998:
   U.S. Treasury                                               $   3,009      $    51       $     -   $   3,060
   U.S. Government agencies                                       96,521          550          (243)     96,828
   U.S. Government agency
     mortgage backed securities                                   16,351          187           (50)     16,488
   States and political subdivisions                              74,134        2,492           (43)     76,583
   Collateralized mortgage obligations                             2,834           23            (5)      2,852
   Equity securities                                               3,041            -           (93)      2,948
                                                           --------------  -----------  ------------ -----------
                                                               $ 195,890      $ 3,303        $ (434)  $ 198,759
                                                           --------------  -----------  ------------ -----------
                                                           --------------  -----------  ------------ -----------

                             MERCHANTS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3: LOANS

Major classifications of loans are as follows:                         June 30,               December 31,
                                                                         1999                    1998
                                                                      ---------               ---------
     Commercial and industrial                                         $152,272                $175,402
     Real estate - commercial                                            92,352                  87,035
     Real estate - construction                                         100,958                  92,897
     Real estate - residential                                          154,897                 134,009
     Installment                                                        121,536                 109,970
     Credit card receivables                                              8,112                   8,483
     Other loans                                                          1,353                   1,233
                                                                       --------                --------
                                                                        631,480                 609,029
     Unearned discount                                                     (520)                   (869)
     Deferred loan fees                                                    (117)                   (233)
                                                                      ----------               ---------
     Total loans                                                       $630,843                $607,927
                                                                      ----------               ---------
                                                                      ----------               ---------

NOTE 4: ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses as of June 30, is summarized as follows:
                                                                                 1999                    1998
                                                                             ---------               --------
         Balance, January 1                                                   $ 8,507                 $ 8,360
         Provision for loan losses                                                990                   1,276
         Loans charged-off                                                     (1,105)                   (999)
         Recoveries                                                               415                     285
                                                                             ---------               --------
         Balance, end of period                                               $ 8,807                 $ 8,922
                                                                             ---------               --------
                                                                             ---------               --------

NOTE 5: EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Contributory Thrift Plan (the "Thrift Plan"), which covers employees who work a minimum of 1,000 hours per year and have been with the Company at least one year. Vesting in Company contributions to the Thrift Plan is scheduled over seven years from the date of employment. The Company contributes an amount determined by the Board of Directors to all eligible participants. In addition, for each dollar the participant deposits up to 6% of annual salary, the Company will contribute an additional fifty cents. Total contributions under the Thrift Plan were approximately $440,000, and $431,000 for the six months ended June 30, 1999, and 1998.

NOTE 6: BORROWINGS

Merchants National Bank's membership in the Federal Home Loan Bank ("FHLB") System gives it the ability to borrow funds from the FHLB of Chicago for short or long-term purposes under a variety of programs. The Company has pledged first mortgage loans on residential property in an amount equal to at least 167% of the outstanding advances.

Notes payable at June 30, 1999, consisted of a $5,687,500 fixed rate note that bears interest at a rate of 7.03%. Scheduled principal reductions on the note are $218,750 per quarter.

                             MERCHANTS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 7: EARNINGS PER SHARE

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                                   1999           1998            1999           1998
                                                               -------------   ------------   -------------  -------------
Basic Earnings Per Share:
   Weighted-average common shares outstanding                     5,181,071      5,174,462       5,181,071      5,171,103
   Net income available to common stockholders                   $    2,447     $    2,104      $    4,815     $    4,066
   Basic earnings per share                                      $     0.47     $     0.41      $     0.93     $     0.79

Diluted Earnings Per Share:
   Weighted-average common shares outstanding                     5,181,071      5,174,462       5,181,071      5,171,103
   Dilutive effect of stock options                                  62,530        108,175          63,943        103,868
                                                               -------------   ------------   -------------  -------------
   Diluted average common shares outstanding                      5,243,601      5,282,637       5,245,014      5,274,971
                                                               -------------   ------------   -------------  -------------
                                                               -------------   ------------   -------------  -------------
   Net income available to common stockholders                   $    2,447     $    2,104      $    4,815     $    4,066
   Diluted earnings per share                                    $     0.47     $     0.40      $     0.92     $     0.77


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 1999 was $2,447,000, or diluted earnings per share of 47 cents, a 16.3% increase in net income compared to $2,104,000, or 40 cents per diluted share, in the second quarter of 1998. The increase in net income for the quarter was primarily a result of the increase in net interest income of $526,000, or 6.9%, which offset decreased mortgage banking income and a $222,000 increase in the provision for loan losses.

During the six months ended June 30, 1999, net income was $4,815,000, or diluted earnings per share of 92 cents, compared to $4,066,000, or 77 cents per diluted share, during the first six months of 1998. This 18.4% increase in net income for the six month period was attributable primarily to an increase in net interest income of $595,000, or 3.9%, and an increase in noninterest income of $461,000, or 7.6%, while noninterest expenses increased $455,000, or 3.2%.

NET INTEREST INCOME

Net interest income was $8.1 million and $7.6 million during the three months ended June 30, 1999 and 1998, an increase of 6.9%. The Company's net interest margin was, on a tax-equivalent basis, 4.18% for the three months ended June 30, 1999, and 4.13% a year earlier. Net interest income was $15.9 million and $15.4 million during the six months ended June 30, 1999 and 1998, an increase of 3.9%. The Company's net interest margin was 4.17% for the six months ended June 30, 1999, and 4.19% a year earlier. The decline in the six month ratio resulted from a decline in average earning asset yields and a decrease in the average cost of funds. The average yield on earning assets was 7.9% in the second quarter of 1999, down from 8.26% in the second quarter of 1998. At the same time, the average cost of funds was 3.72% in the second quarter of 1999, a decrease from 4.13% in the second quarter of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

While the net interest margins for these periods have remained somewhat consistent, the average balances of interest-earning assets and interest-bearing liabilities have increased. The average balance of interest-earning assets for the three and six month periods ended June 30, 1999 were $836.0 million and $828.1 million compared to $787.4 million and $787.1 million for the same periods in 1998. Similarly, the average balance of interest-bearing liabilities for the three and six month periods ended June 30, 1999 were $696.4 million and $691.8 million compared to $664.5 million and $665.9 million for the same periods in 1998.

OTHER INCOME

Noninterest income was $3,155,000 during the second quarter of 1999 and $3,216,000 in the second quarter of 1998, a decrease of $61,000, or 1.9%. Noninterest income was $6,551,000 during the six months ended June 30, 1999 and $6,090,000 during the six months ended June 30, 1998, an increase of $461,000, or 7.6%. The primary reason for the slight increase in the second quarter of 1999 compared to 1998 was the $351,000 reduction in mortgage banking income as refinancings slowed in 1999.

Service charges and fees increased $138,000 (13.5%) from $1,023,000 in the second quarter of 1998, to $1,161,000 in the second quarter of 1999. Service charges and fees were $2,249,000 in the six months ended June 30, 1999, compared to $1,991,000 in the six months ended June 30, 1998, an increase of $258,000, or 13.0%. There were no significant changes in the fee structure for deposit accounts.

Mortgage banking income was $861,000 in the second quarter of 1999 and $1,212,000 in the second quarter of 1998, a decrease of $351,000, or 29.0%. During the first half of the year, mortgage banking income was $1,978,000 in 1999 and $2,161,000 in 1998, a decrease of $183,000, or 8.5%. Mortgage banking income is seasonal and is also sensitive to interest rate levels and expectations. Most fixed rate mortgages that the Company originates are sold and the servicing is retained. The portfolio of loans serviced for others totaled $340 million as of June 30, 1999 compared to $304 million a year earlier.

Trust income of $792,000 in the second quarter of 1999 was $132,000, or 20.0% higher than the second quarter 1998 level. For the six months ended June 30, 1999, trust income was $1,535,000, compared to $1,310,000 in the six months ended June 30, 1998, an increase of $225,000, or 17.2%. The increase in trust income was a result of a slightly higher fee structure and increased activity.

Sales of securities available for sale resulted in gains of $12,000 in the first half of 1999. In 1998, securities gains were $96,000 in the first half and $20,000 in the second quarter. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Salary and benefit expenses increased to $3,913,000 in the second quarter of 1999, from $3,782,000 during the three months ended June 30, 1998,, an increase of $131,000 (3.5%). Salaries and benefits were $7,907,000 and $7,545,000 during the six months ended June 30, 1999 and 1998, an increase of $362,000 (4.8%). The full-time equivalent number of employees was 336 as of June 30, 1999, and 351 as of June 30, 1998. The increase in salary and benefit expenses was the result of increased medical insurance, severance, and general salary adjustments. Commissions were $286,000 in the second quarter of 1999, compared with $327,000 in the second quarter of 1998. During the six months ended June 30, commissions were $570,000 in 1999 and $619,000 in 1998, a $49,000 (7.9%) decrease. Most of the decrease in commissions was directly associated with a decrease in mortgage banking activity.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Occupancy expenses of $504,000 during the second quarter of 1999 were $25,000 (4.7%) lower than in the second quarter of 1998. Occupancy expenses were $1,081,000 in the six months ended June 30, 1999, a $22,000 (2.1%) increase over the same period in 1998. Furniture and equipment expenses were $44,000 (7.9%) lower during the second quarter of 1999, and 57,000 (5.1%) lower for the six months ended June 30, 1999, compared to the same periods in 1998.

Other expenses were $2,249,000, or $248,000 (9.9%) lower in the second quarter of 1999, than in the second quarter of 1998. Other expenses were $4,603,000 and $4,441,000 during the six months ended June 30, 1999 and 1998, an increase of $162,000 (3.6%). A significant portion of these expenses were related to the mortgage department and were volume-related expenses such as credit reports, appraisals and correspondent mortgage fees. The volume of mortgage originations slowed during the second quarter of 1999 as interest rates increased. Other expenses outside of the mortgage department declined when comparing the first half of 1999 to the first half of 1998. While the mortgage expenses are necessary for the development of mortgage banking income, there has been continued improvement in controlling operating expenses throughout the Company.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased $23 million (3.8%) to $631 million as of June 30, 1999, from $608 million as of December 31, 1998. Commercial loans decreased to $152.3 million as of June 30, 1999, from $175.4 million as of December 31, 1998, a $23.1 million (13.2%) decrease. The decrease in commercial loans was a result of the reclassification of $8.0 million of loans to commercial real estate and to normal roll off. Commercial real estate loans increased to approximately $92.4 million as of June 30, 1999, from $87.0 million as of December 31, 1998, increasing $5.4 million (6.2%). Construction loans increased $8.1 million (8.7%) to $101.0 million as of June 30, 1999. Residential real estate loans increased $20.9 million (15.6%), to $154.9 million, from $134.0 million as of December 31, 1998. Residential real estate loans are primarily adjustable rate mortgages. These increases reflect the continued strength of the Fox Valley economy in general, and the real estate market in particular.

Most of the residential fixed rate mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $3.6 million as of June 30, 1999, and $9.7 million as of December 31, 1998. The carrying value of these loans approximated the market value at that time.

The adequacy of the allowance for loan losses is determined by management based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserve evaluation in estimating loan losses. The adequacy of the allowance for loan losses is monitored by management and the Board of Directors.

Provisions for loan losses in the second quarter of 1999 were $615,000 compared with $393,000 in the second quarter of 1998. Net charge-offs for the three months ended June 30, were $264,000 and $563,000 in 1999 and

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

1998, respectively. Provisions for loan losses were $990,000 in the six months ended June 30, 1999 and $1,276,000 in the six months ended June 30, 1998. Net charge-offs for the six months ended June 30, were $690,000 and $714,000 in 1999 and 1998, respectively. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. Although some decline in the ratio is natural when loan volume increases substantially, additional provisions have been made to ensure that an adequate level has been maintained. The allowance for loan losses as a percentage of total loans was 1.40% as of June 30, 1999, and 1.47% as of December 31, 1998. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual loans increased to $5,750,000 as of June 30, 1999, from $5,568,000 as of December 31, 1998. Nonaccrual loans principally consist of loans that are well-collateralized and are not expected to result in material losses. There were no loans past due ninety days or more and still accruing interest as of either June 30, 1999, or December 31, 1998. Other real estate owned increased from $297,000 as of December 31, 1998, to $340,000 as of June 30, 1999, as
property was transferred from the loan portfolio. The recorded values of these properties were supported by current appraisals.

SECURITIES

All securities held in the bond portfolio are classified as available for sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 1999, net unrealized losses of $3,141,000, reduced by deferred income taxes of $1,068,000, resulted in an decrease in equity capital of $2,073,000. As of December 31, 1998, net unrealized gains of $2,869,000, net of deferred income taxes of $975,000, resulted in an increase in equity capital of $1,894,000.

The fair value of securities available for sale increased $19.2 million (9.7%) during the first six months of 1999, to $218.0 million as of June 30, 1999, from $198.8 million as of December 31, 1998. U.S. government agency securities increased from $96.8 million as of December 31, 1998, to $117.1 million as of June 30, 1999, an increase of $20.3 million (21.0%). U.S. government agency mortgage backed securities declined $2.9 million (17.6%), from $16.5 million as of December 31, 1998, to $13.6 million as of June 30, 1999. Exposure to Agency securities increased during the second quarter of 1999 in an attempt to take advantage of the increased interest rate spreads that became available, while continuing to maintain a high level of liquidity within the portfolio.

DEPOSITS AND BORROWED FUNDS

Total deposits of $778.3 million as of June 30, 1999, represented an increase of $36.3 million (4.9%) from $742.1 million as of December 31, 1998. Noninterest-bearing deposits were $142.1 million as of June 30, 1999, an increase of $9.9 million (7.5%) from $132.2 million as of December 31, 1998. Noninterest deposits were up as a result of activity in official check accounts. At the same time, interest-bearing deposits increased $26.3 million (4.3%).

The Company also utilizes securities sold under repurchase agreements as a source of funds which grew by $5,562,000 in the first six months of 1999. Most local municipalities, and some other organizations, must have

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

funds insured or collateralized by law or as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time.

During the six months ended June 30, 1999, term advances from the FHLB remained unchanged at $42.3 million.

CAPITAL RESOURCES

The Company and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weights, and other factors, and regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The Company and the Bank were categorized as well capitalized as of June 30, 1999. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Bank classification.

Capital levels and minimum required levels (dollars in thousands) were as follows:

                                                                          Minimum Required           Minimum Required
                                                                             for Capital               to be Well
                                                     Actual               Adequacy Purposes            Capitalized
                                            ------------------------   ------------------------  -------------------------
                                              Amount        Ratio        Amount        Ratio       Amount         Ratio
                                            ------------  ----------   -----------   ----------  ------------   ----------
June 30, 1999:
Total capital to risk weighted assets
   Consolidated                                 $74,980      11.23%       $53,397        8.00%       $66,746       10.00%
   Merchants National Bank                       78,918      11.95%        52,837        8.00%        66,046       10.00%
Tier 1 capital to risk weighted assets
   Consolidated                                  66,717      10.00%        26,698        4.00%        40,048        6.00%
   Merchants National Bank                       70,655      10.70%        26,418        4.00%        39,628        6.00%
Tier 1 capital to average assets
   Consolidated                                  66,717       7.52%        35,467        4.00%        44,334        5.00%
   Merchants National Bank                       70,655       7.97%        35,467        4.00%        44,334        5.00%

December 31, 1998:
Total capital to risk weighted assets
   Consolidated                                 $70,947      10.98%       $51,697        8.00%       $64,621       10.00%
   Merchants National Bank                       74,376      11.64%        51,137        8.00%        63,921       10.00%
Tier 1 capital to risk weighted assets
   Consolidated                                  62,859       9.73%        25,848        4.00%        38,773        6.00%
   Merchants National Bank                       66,288      10.37%        25,568        4.00%        38,353        6.00%
Tier 1 capital to average assets
   Consolidated                                  62,859       7.30%        34,423        4.00%        43,029        5.00%
   Merchants National Bank                       66,288       7.70%        34,423        4.00%        43,029        5.00%


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

Net cash outflows from investing activities were $50.0 million in the six months ended June 30, 1999, compared to $3.2 million a year earlier. In the first half of 1999, net principal disbursed on loans accounted for net outflows of $23.6 million, and securities transactions aggregated a net outflow of $25.4 million. In the first half of 1998, net principal disbursed or repaid on loans accounted for a net outflow of $17.3 million, and securities transactions resulted in net inflows of $15.5 million.

Cash inflows from financing activities in the first six months of 1999 associated with an increase in deposits were $36.3 million. This compares with a net inflow of $27.7 million for the same period in 1998. Short-term borrowings resulted in net cash inflows of $5.6 million in the first half of 1999, and outflows of $10.2 million in the first half of 1998. FHLB term advances were unchanged in the first half of 1999, and declined $5.0 million in the first half of 1998.

In the event of short-term liquidity needs, the Bank may purchase Federal Funds from correspondent banks. The Bank may also borrow funds from the Federal Reserve Bank of Chicago. The Bank's membership in the FHLB

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

System gives it the ability to borrow funds from the FHLB of Chicago for short or long term purposes under a variety of programs. The Bank had term advances of $42.3 million outstanding as of June 30, 1999.

Origination of mortgage loans held for sale resulted in operating net cash inflows of $5.3 million during the first six months of 1999, compared to outflows of $5.1 million in 1998. Total cash inflows from operating activities exceeded operating outflows by $10.2 million during the six months ended June 30, 1999. During the six months ended June 30, 1998, net cash outflows from operating activities were $736,000. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

YEAR 2000

The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by earlier programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems.

In early 1997, the Company began developing their Year 2000 Plan, following the guidelines established by the FFIEC. The plan was approved by the Board of Directors of the Company and reviewed by the Office of the Comptroller of the Currency. An integral part of the plan was to utilize the Company's Technology Planning Committee, which is comprised of representatives from the key areas throughout the organization. Each area has identified, for the Committee, issues related to the Year 2000 and initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee reviews all Year 2000 related issues and the progress toward implementation of the plan. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue. The Company relies on software purchased from third-party vendors rather than internally-generated software. The Company has upgraded systems and tested to validate Year 2000 compliance. The Company has had all mission critical systems renovated and tested prior to June 30, 1999. The Company is currently operating on Year 2000 compliant releases for core systems supported by its third party data processors.

The Technology Planning Committee has also developed a communication plan that updates the Board of Directors, management, and employees on the Company's Year 2000 status. In addition, the Committee has developed a separate plan in order to manage the Year 2000 risks posed by commercial borrowing customers.

This plan has identified material loan customers, assessed their preparedness, evaluated their credit risk to the Company, and implemented appropriate controls to mitigate the risk.In accordance with regulatory guidelines, the Company has developed a comprehensive contingency plan, which was tested prior to June 30, 1999. The

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

plan lists the various strategies and resources available to restore core business process. These strategies include relying on back-up systems that do not utilize computers and, in some cases, switching vendors. The Company has a gas powered generator at it's main processing facility.

Management anticipates that the total out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $150,000, most of which has been expended through June 30, 1999. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition of the company. This amount, including costs for upgrading equipment for Year 2000 compliance, fees to outside consulting firms, and certain administrative expenditures. Although management is confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to business disruption caused by vendors, suppliers, customers or the possible loss of electric power or telephone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

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

The Company's interest rate risk exposure is reviewed regularly by management and the Board of Directors. Interest rate risk is analyzed by examining the extent to which assets and liabilities are interest rate sensitive. The interest sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to positively affect net interest income.

The Company's policy is to manage the balance sheet such that fluctuations in the net interest margin are minimized regardless of the level of interest rates. In the following table, deposits that do not have specified maturities are assumed to have a 15% decay rate. Loans, which include loans held for sale, represent management judgements regarding prepayment. The following table presents the expected maturity of interest-earning assets and interest-bearing liabilities as of June 30, 1999.

EXPECTED MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                  Expected Maturity Dates
                              -----------------------------------------------------------------                 Fair
                               1 Year     2 Years    3 Years    4 Years    5 Years   Thereafter      Total      Value
INTEREST-EARNING ASSETS
Fixed rate loans              $ 86,393   $ 33,146   $ 50,818   $ 63,636   $106,273    $ 39,499     $379,765    $384,043
Average interest rate            8.44%      8.63%      8.71%      8.35%      7.42%       7.42%

Adjustable Rate Loans         $109,196     31,760   $ 31,150   $ 26,973   $ 29,689    $ 22,310     $251,078    $251,078
Average interest rate            8.26%      8.15%      8.34%      8.53%      8.49%       8.23%

Securities                    $ 71,594   $ 33,898   $ 24,587   $ 19,528   $ 16,499    $ 51,858     $217,964    $217,964
Average interest rate            6.10%      5.90%    578.00%      5.62%      5.19%       5.05%

Federal Funds Sold            $  3,000   $      -   $      -   $      -   $      -    $      -     $  3,000    $  3,000
Average interest rate            4.75%
                              --------   --------   --------   --------   --------    --------     --------    --------
Total                         $270,183   $ 98,804   $106,555   $110,137   $152,461    $113,667     $851,807    $856,085
                              --------   --------   --------   --------   --------    --------     --------    --------
                              --------   --------   --------   --------   --------    --------     --------    --------

INTEREST-BEARING LIABILITIES
Interest-bearing deposits     $326,705   $ 83,445   $ 47,552   $ 48,012   $ 41,316    $ 89,188     $636,218    $638,222
Average interest rate            5.37%      4.66%      3.89%      3.74%      3.59%       3.00%

Borrowed Funds                $ 13,475   $ 13,375   $  5,625   $ 13,375   $    875    $  1,313     $ 48,038    $ 48,809
Average interest rate            5.99%      6.09%      6.34%      5.94%      7.03%
                              --------   --------   --------   --------   --------    --------     --------    --------
Total                         $340,180   $ 96,820   $ 53,177   $ 61,387   $ 42,191    $ 90,501     $684,256    $687,031
                              --------   --------   --------   --------   --------    --------     --------    --------
                              --------   --------   --------   --------   --------    --------     --------    --------


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RECENT DEVELOPMENTS

On July 29, 1999, the Company and Old Kent Financial Corporation entered into an Agreement and Plan of Merger. The consummation of the merger is subject to certain conditions and the occurrence of certain events, such as the approval of the Company's stockholders and the receipt of required regulatory approvals. The parties currently anticipate that the merger will close during the first quarter of 2000.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Meeting of Stockholders.

                  The Annual Meeting of Stockholders was held on April 20, 1999.

          Election of Directors.

                  Ms. Jacqueline E. Henning and Messrs. Calvin R. Myers and Frank K. Voris were elected to serve as Class C directors of the Company (term expiring at the 2002 Annual Meeting of Shareholders). Continuing as Class A directors (term expires in 2000) are Messrs. William F. Henja, James D. Pearson, and Frank A. Sarnecki. Continuing as Class B directors (term expires in 2001) are Messrs. William C. Glenn, John M. Lies and Norman L. Titiner. Mr. Sarnecki announced his retirement from the Board subsequent to the meeting.

          Matters Voted Upon at the Meeting.

                  In addition to the election of directors, stockholders ratified the adoption of Crowe, Chizek and Company LLP as independent public accountants for the Company for the year ending December 31, 1999. The voting on each item at the Annual Meeting was as follows:

                                                     For               Withheld         Total
                                                     ---               --------         -----
Election of Directors
                  Jacqueline E. Henning              3,850,931         56,202           3,907,133
                  Calvin R. Myers                    3,856,347         50,786           3,907,133
                  Frank K. Voris                     3,856,347         50,786           3,907,133

                                    For              Not For             Abstain                Non-Votes           Total
                                    ---              -------             -------                ---------           -----
Ratification of Accountants     3,887,365            13,492               6,276                     0             3,907,133

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         27.      Financial Data Schedule

         Reports on Form 8-K

         A Form 8-K was filed on August 5, 1999, which reported under
         Item 5 that an Agreement and Plan of Merger with Old Kent Financial Corporation had been executed on July 29, 1999.

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


                                     MERCHANTS BANCORP, INC.
                                     (Registrant)



                                     /s/ Calvin R. Myers
                                     -------------------------------------------
                                     Calvin R. Myers
                                     President, Chairman of the Board and
                                     Chief Executive Officer



                                     /s/ Frank K. Voris
                                     -------------------------------------------
                                     Frank K. Voris
                                     Vice President, Chief Operating Officer and
                                     Principal Accounting Officer



Date:    August 12, 1998