Form 10-Q
period 1999-09-30
MERCHANTS BANCORP INC/DE/
filed 1999-11-10
CIK 707817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          For transition period from____ to____

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

                                 (630) 896-9000
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of September 30, 1999, the Registrant had outstanding 5,199,254 shares of common stock, $1.00 par value per share.

                             MERCHANTS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

                                                                                                        Page Number
Item 1.       Financial Statements................................................................................1
Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......................................................6
Item 3.       Quantitative and Qualitative Disclosure about Market Risk..........................................13

                                     PART II

Item 1.       Legal Proceedings..................................................................................16
Item 2.       Changes in Securities..............................................................................16
Item 3.       Defaults Upon Senior Securities....................................................................16
Item 4.       Submission of Matters to a Vote of Security Holders................................................16
Item 5.       Other Information..................................................................................16
Item 6.       Exhibits and Reports on Form 8-K...................................................................16


Form 10-Q Signature Page.........................................................................................17

              PART I - FINANCIAL INFORMATION

                  MERCHANTS BANCORP, INC.
                CONSOLIDATED BALANCE SHEETS

          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     September 30, 1999         December 31, 1998
                                                                     ------------------         -----------------
ASSETS
Cash and due from banks                                                    $ 35,171                  $ 38,679
Federal funds sold                                                                -                     5,000
Securities available for sale                                               232,165                   198,759
Loans held for sale                                                           1,421                     9,678
Loans                                                                       688,790                   607,927
Allowance for loan losses                                                    (7,819)                   (8,507)
                                                                          ---------                  --------
     Net loans                                                              680,971                   599,420
Premises and equipment, net                                                  11,454                    11,872
Other real estate owned                                                         250                       297
Mortgage servicing rights                                                     2,693                     2,440
Goodwill, net                                                                 6,115                     6,397
Core deposit intangible assets, net                                           1,448                     1,673
Accrued interest and other assets                                            12,860                     9,647
                                                                          ---------                  --------
     Total assets                                                          $984,548                  $883,862
                                                                          ---------                  --------
                                                                          ---------                  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                     $126,778                  $132,153
   Interest-bearing                                                         617,718                   609,904
                                                                          ---------                  --------
     Total deposits                                                         744,496                   742,057
Federal funds purchased and overnight borrowings                             54,600                         -
Securities sold under repurchase agreements                                  17,303                    13,320
Federal Home Loan Bank term advances                                         87,250                    42,250
Notes payable                                                                 5,469                     6,125
Accrued interest and other liabilities                                        2,063                     7,928
                                                                          ---------                  --------
     Total liabilities                                                      911,181                   811,680

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value;
   Authorized 500,000 shares; none issued                                         -                         -
Common stock, $1 par value authorized 6,000,000 shares;
   issued 5,240,575 in 1999 and 5,222,392 in 1998                             5,240                     5,222
Surplus                                                                      16,613                    16,348
Retained earnings                                                            53,707                    48,809
Accumulated other comprehensive income (loss)                                (2,102)                    1,894
Treasury stock, at cost, 41,321 shares                                          (91)                      (91)
                                                                          ---------                  --------
     Total stockholders' equity                                              73,367                    72,182
                                                                          ---------                  --------
     Total liabilities and stockholders' equity                            $984,548                  $883,862
                                                                          ---------                  --------
                                                                          ---------                  --------

See accompanying notes to the consolidated financial statements.
                                       1

                   MERCHANTS BANCORP, INC.
              CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share data)

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,

                                                                    1999          1998          1999          1998
                                                                  -------        -------      -------        -------
INTEREST INCOME
Loans, including fees                                              $13,530       $12,867       $38,906       $38,177
Loans held for sale                                                     35            87           243           278
Securities:
     Taxable                                                         2,293         1,971         6,191         6,231
     Tax-exempt                                                      1,042           843         2,956         2,458
Federal funds sold                                                       6           159            34           369
                                                                  -------        -------      -------        -------
     Total interest income                                          16,906        15,927        48,330        47,513

INTEREST EXPENSE
Deposits                                                             6,910         6,789        20,368        19,465
Federal funds purchased and overnight borrowings                       345           327           529         1,127
Securities sold under repurchase agreements                            204           167           561           803
Federal Home Loan Bank term advances                                 1,072           664         2,342         2,306
Notes payable                                                          101           236           307           714
                                                                  -------        -------      -------        -------
     Total interest expense                                          8,632         8,183        24,107        24,415
                                                                  -------        -------      -------        -------
     Net interest income                                             8,274         7,744        24,223        23,098
Provision for loan losses                                              825           443         1,815         1,719
                                                                  -------        -------      -------        -------
     Net interest income after provision for loan losses             7,449         7,301        22,408        21,379

NON INTEREST INCOME
Trust income                                                           736           660         2,271         1,970
Mortgage banking income                                                619           940         2,597         3,101
Service charges and fees                                             1,191         1,115         3,440         3,106
Securities gains, net                                                    3             0            15            96
Other income                                                           571           388         1,348           920
                                                                  -------        -------      -------        -------
     Total income                                                    3,120         3,103         9,671         9,193

NON INTEREST EXPENSE
Salaries and employee benefits                                       4,063         3,951        11,970        11,496
Occupancy expense, net                                                 504           499         1,585         1,558
Furniture and equipment expense                                        512           564         1,571         1,680
Amortization of goodwill                                                94            94           282           282
Amortization of core deposit intangible assets                          67            96           224           287
Other expense                                                        2,635         2,213         7,238         6,654
                                                                  -------        -------      -------        -------
     Total expense                                                   7,875         7,417        22,870        21,957
                                                                  -------        -------      -------        -------
Income before income taxes                                           2,694         2,987         9,209         8,615
Provision for income taxes                                             745           842         2,445         2,404
                                                                  -------        -------      -------        -------
    Net income                                                      $1,949        $2,145        $6,764        $6,211
                                                                  -------        -------      -------        -------
                                                                  -------        -------      -------        -------
Basic earnings per share                                             $0.38         $0.41         $1.31         $1.20
Diluted earnings per share                                           $0.37         $0.41         $1.29         $1.18


                             MERCHANTS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,

                                                                      1999           1998            1999           1998
                                                                     ------         ------          ------         ------
Net income                                                           $1,949         $2,145         $ 6,764         $6,211
Change in net unrealized gains (losses) on securities                   (29)         1,232          (3,996)         1,179
                                                                     ------         ------          ------         ------
Comprehensive income                                                 $1,920         $3,377         $ 2,768         $7,390
                                                                     ------         ------          ------         ------
                                                                     ------         ------          ------         ------

             CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Months Ended September 30, 1999 and 1998
                         (In thousands)

                                                                                      1999          1998
                                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  6,764       $ 6,211
Adjustments to reconcile net income to cash from operating activities:
      Depreciation                                                                      1,492         1,464
      Amortization of mortgage servicing rights                                           623           557
      Provision for loan losses                                                         1,815         1,719
      Net change in mortgage loans held for sale                                        8,700        (3,574)
      Net gain on sales of loans                                                       (1,319)       (1,752)
      Change in net income taxes payable                                                  358           (42)
      Change in accrued interest and other assets                                      (3,213)         (432)
      Change in accrued interest and other liabilities                                 (4,788)         (767)
      Premium amortization and discount accretion on securities                           298           196
      Securities losses (gains), net                                                      (15)          (96)
      Amortization of goodwill                                                            282           282
      Amortization of core deposit intangible assets                                      224           287
                                                                                     --------       -------
   Net cash from operating activities                                                  11,221         4,053
                                                                                     --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from matured securities available for sale                                    29,018        47,677
Proceeds from sales of securities available for sale                                    4,078        14,134
Purchases of securities available for sale                                            (72,839)      (47,382)
Net principal disbursed or repaid on loans                                            (83,366)      (21,606)
Proceeds from sales of other real estate                                                   47          (142)
Property and equipment expenditures                                                    (1,074)       (1,881)
                                                                                     --------       -------
   Net cash from investing activities                                                (124,136)       (9,200)
                                                                                     --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                  2,439        51,565
Net change in short term borrowings                                                    58,583       (18,149)
Payments on Federal Home Loan Bank term advances                                            -       (17,500)
Proceeds from Federal Home Loan Bank term advances                                     45,000             -
Payments on notes payable                                                                (656)         (656)
Proceeds from exercise of incentive stock options                                         284           111
Dividends paid, net of dividend reinvestments                                          (1,243)       (1,459)
                                                                                     --------       -------
   Net cash from financing activities                                                 104,407        13,912
                                                                                     --------       -------
   Net change in cash and cash equivalents                                             (8,508)        8,765
   Cash and cash equivalents at beginning of period                                    43,679        42,994
                                                                                     --------       -------
   Cash and cash equivalents at end of period                                         $35,171       $51,759
                                                                                     --------       -------
                                                                                     --------       -------

See accompanying notes to consolidated financial statements.

                             MERCHANTS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (TABLE AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE & PER SHARE DATA)

NOTE 1: BASIS OF PRESENTATION

The financial information of Merchants Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim periods ended September 30, 1999 are not necessarily indicative of the results expected for the year ending December 31, 1999.

NOTE 2: SECURITIES

Securities available for sale are summarized as follows:

                                                                              Gross        Gross
                                                               Amortized    Unrealized   Unrealized        Fair
                                                                 Cost          Gains       Losses          Value
                                                             -----------    ----------   ----------       ---------
September 30, 1999:
   U.S. Treasury                                                $  1,004       $   11       $     -        $  1,015
   U.S. Government agencies                                      130,375            5        (2,773)        127,607
   U.S. Government agency
     mortgage backed securities                                   12,369          123           (54)         12,438
   States and political subdivisions                              84,943          907        (1,355)         84,495
   Collateralized mortgage obligations                             1,581           13           (3)           1,591
   Other securities                                                5,078            -           (59)          5,019
                                                                --------       ------       -------        --------
                                                                $235,350       $1,059       $(4,244)       $232,165
                                                                --------       ------       -------        --------
                                                                --------       ------       -------        --------
December 31, 1998:
   U.S. Treasury                                                $  3,009       $   51       $     -        $  3,060
   U.S. Government agencies                                       96,521          550          (243)         96,828
   U.S. Government agency
     mortgage backed securities                                   16,351          187           (50)         16,488
   States and political subdivisions                              74,134        2,492           (43)         76,583
   Collateralized mortgage obligations                             2,834           23           (5)           2,852
   Equity securities                                               3,041            -           (93)          2,948
                                                                --------       ------       -------        --------
                                                                $195,890       $3,303       $  (434)       $198,759
                                                                --------       ------       -------        --------
                                                                --------       ------       -------        --------


                             MERCHANTS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3: LOANS

Major classifications of loans are as follows:                                 September 30,                December 31,
                                                                                    1999                        1998
                                                                               -------------                ------------
         Commercial and industrial                                                $146,172                     $175,402
         Real estate - commercial                                                  106,477                       87,035
         Real estate - construction                                                111,764                       92,897
         Real estate - residential                                                 177,732                      134,009
         Installment                                                               138,476                      109,970
         Credit card receivables                                                     8,140                        8,483
         Other loans                                                                   582                        1,233
                                                                                  --------                     --------
                                                                                   689,343                      609,029
         Unearned discount                                                            (396)                        (869)
         Deferred loan fees                                                           (157)                        (233)
                                                                                  --------                     --------
         Total loans                                                              $688,790                     $607,927
                                                                                  --------                     --------
                                                                                  --------                     --------

NOTE 4: ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses as of September 30, is summarized as follows:

                                                                                     1999                       1998
                                                                                   --------                    -------
         Balance, January 1                                                          $8,507                     $8,360
         Provision for loan losses                                                    1,815                      1,719
         Loans charged-off                                                           (3,160)                    (1,345)
         Recoveries                                                                     657                        451
                                                                                    -------                    -------
         Balance, end of period                                                      $7,819                     $9,185
                                                                                    -------                    -------
                                                                                    -------                    -------

NOTE 5: EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Contributory Thrift Plan (the "Thrift Plan"), which covers employees who work a minimum of 1,000 hours per year and have been with the Company at least one year. Vesting in Company contributions to the Thrift Plan is scheduled over seven years from the date of employment. The Company contributes an amount determined by the Board of Directors to all eligible participants. In addition, for each dollar the participant deposits up to 6% of annual salary, the Company will contribute an additional fifty cents. Total contributions under the Thrift Plan were approximately $665,000, and $708,000 for the nine months ended September 30, 1999, and 1998.

NOTE 6: BORROWINGS

Merchants National Bank's membership in the Federal Home Loan Bank ("FHLB") System gives it the ability to borrow funds from the FHLB of Chicago for short or long-term purposes under a variety of programs. The Company has pledged first mortgage loans on residential property in an amount equal to at least 167% of the outstanding advances.

Notes payable at September 30, 1999, consisted of a $5,468,750 fixed rate note that bears interest at a rate of 7.03%. Scheduled principal reductions on the note are $218,750 per quarter.

                            MERCHANTS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7: EARNINGS PER SHARE

                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                 September 30,
                                                                     1999           1998          1999           1998
                                                                  ---------      --------       ---------      ----------
Basic Earnings Per Share:

   Weighted-average common shares outstanding                     5,195,301      5,180,453       5,185,867      5,174,254
   Net income available to common stockholders                       $1,949         $2,145          $6,764         $6,211
   Basic earnings per share                                           $0.38          $0.41           $1.31          $1.20

Diluted Earnings Per Share:

   Weighted-average common shares outstanding                     5,195,301      5,180,453       5,185,867      5,174,254
   Dilutive effect of stock options                                  67,002         66,657          60,045         69,722
                                                                  ---------      --------       ---------      ----------
   Diluted average common shares outstanding                      5,262,303      5,247,110       5,245,912      5,243,976
                                                                  ---------      --------       ---------      ----------
                                                                  ---------      --------       ---------      ----------
   Net income available to common stockholders                       $1,949         $2,145          $6,764         $6,211
   Diluted earnings per share                                         $0.37          $0.41           $1.29          $1.18

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the third quarter of 1999 was $1,949,000, or diluted earnings per share of 37 cents, a 9.1% decrease in net income compared to $2,145,000, or 41 cents per diluted share, in the third quarter of 1998. The decrease in net income for the quarter was primarily a result of $415,000 in expenses associated with the pending merger with Old Kent Financial Corporation.

During the nine months ended September 30, 1999, net income was $6,764,000, or diluted earnings per share of $1.29, compared to $6,211,000, or $1.18 per diluted share, during the first nine months of 1998. This 8.9% increase in net income for the nine month period was attributable primarily to an increase in net interest income of $1,125,000, or 4.9%, and an increase in noninterest income of $478,000, or 5.2%, while noninterest expense increased $913,000, or 4.2%. Year to date earnings, excluding the merger related expenses of $415,000 ($253,000, net of tax), would have been $7,017,000, with diluted earnings per share would have been $1.34 or 13.6% ahead of the first nine months of 1998.

NET INTEREST INCOME

Net interest income was $8.3 million and $7.7 million during the three months ended September 30, 1999 and 1998, an increase of 6.8%. The Company's net interest margin was, on a tax-equivalent basis, 3.95% for the three months ended September 30, 1999, and 4.15% a year earlier. Net interest income was $24.2 million and $23.1 million during the nine months ended September 30, 1999 and 1998, an increase of 4.90%. The Company's net interest margin was 4.09% for the nine months ended September 30, 1999, and 4.18% a year earlier. The average yield on earning assets was 7.90% in the third quarter of 1999, down from 8.25% in the third quarter of 1998. At the same time, the average cost of funds was 3.85% in the third quarter of 1999, a decrease from 4.10% in the third quarter of 1998. The tightening of the net interest margin was driven by competitive pressures throughout the Company's market areas.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

While the net interest margins for these periods have remained somewhat consistent, the average balances of interest-earning assets and interest-bearing liabilities have increased. The average balance of interest-earning assets for the three and nine month periods ended September 30, 1999 were $894.6 million and $850.4 million compared to $791.0 million and $788.4 million for the same periods in 1998. Similarly, the average balance of interest-bearing liabilities for the three and nine month periods ended September 30, 1999 were $753.3 million and $742.4 million compared to $683.0 million and $662.3 million for the same periods in 1998.

OTHER INCOME

Noninterest income was $3,120,000 during the third quarter of 1999 and $3,103,000 in the third quarter of 1998, an increase of $17,000, or .5%. Noninterest income was $9,671,000 during the nine months ended September 30, 1999 and $9,193,000 during the nine months ended September 30, 1998, an increase of $478,000, or 5.2%.

Service charges and fees increased $76,000 (6.8%) during 1999 to $1,191,000 from $1,115,000 in the third quarter of 1998. Service charges and fees were $3,440,000 in the nine months ended September 30, 1999, compared to $3,106,000 in the nine months ended September 30, 1998, an increase of $334,000, or 10.8%. There were no significant changes in the fee structure for deposit accounts.

Mortgage banking income was $619,000 in the third quarter of 1999 and $940,000 in the third quarter of 1998, a decrease of $321,000, or 34.1%. During the first nine months of the year, mortgage banking income was $2,597,000 in 1999 and $3,101,000 in 1998, a decrease of $504,000, or 16.3%. Mortgage banking income is seasonal and is also sensitive to interest rate levels and expectations. Most fixed rate mortgages that the Company originates are sold and the servicing is retained. The portfolio of loans serviced for others totaled $337 million as of September 30, 1999 compared to $311 million a year earlier.

Trust income of $736,000 in the third quarter of 1999 was $76,000, or 11.5% higher than the third quarter 1998 level. For the nine months ended September 30, 1999, trust income was $2,271,000, compared to $1,970,000 in the nine months ended September 30, 1998, an increase of $301,000, or 15.3%. The increase in trust income was a result of a slightly higher fee structure and increased assets under management.

Sales of securities available for sale resulted in gains of $3,000 in the third quarter of 1999 and $15,000 in the first nine months of 1999. In the nine months ended September 30, 1998, securities gains were $96,000. Securities available for sale are held for indefinite periods of time, and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

OTHER EXPENSE

Salary and benefit expenses increased to $4,063,000 in the third quarter of 1999, from $3,951,000 during the three months ended September 30, 1998, an increase of $112,000 (2.8%). Salaries and benefits were $11,970,000 and $11,496,000 during the nine months ended September 30, 1999 and 1998, an increase of $474,000 (4.1%). The full-time equivalent number of employees was 323 as of September 30, 1999, and 344 as of September 30, 1998. The increase in salary and benefit expenses was the result of increased medical insurance, severance, and general salary adjustments. Commissions were $367,000 in the third quarter of 1999, compared with $348,000 in the third quarter of 1998. During the nine months ended September 30, commissions were $937,000 in 1999 and $967,000 in 1998, a $30,000 (3.2%) decrease. Most of the decrease in commissions was directly associated with a decrease in mortgage banking activity.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Other expenses were $2,635,000, or $422,000 (19.1%) higher in the third quarter of 1999, than in the third quarter of 1998. Other expenses were $7,238,000 and $6,654,000 during the nine months ended September 30, 1999 and 1998, an increase of $584,000 (8.8%). The primary cause for both of the increases was expenses related to the Company's pending merger with Old Kent Financial Corporation. Merger related expenses during the third quarter 1999 were $415,000.

FINANCIAL CONDITION

LOANS, LOANS HELD FOR SALE, AND PROVISION FOR LOAN LOSSES

Total loans increased by $81 million (13.3%) to $689 million as of September 30, 1999, from $608 million as of December 31, 1998. Commercial loans decreased to $146.1 million as of September 30, 1999, from $175.4 million as of December 31, 1998, a $29.2 million (16.7%) decrease. Commercial real estate loans increased to approximately $106.4 million as of September 30, 1999, from $87.0 million as of December 31, 1998, increasing $19.4 million (22.3%). Construction loans increased $18.9 million (20.3%) to $111.8 million as of September 30, 1999. Residential real estate loans increased $43.7 million (32.6%), to $177.7 million, from $134.0 million as of December 31, 1998. Residential real estate loans are primarily adjustable rate mortgages. These increases reflect the continued strength of the Fox Valley economy in general, and the real estate market in particular.

Most of the residential fixed rate mortgage loans originated by the Company's mortgage banking department are sold in the secondary market, with servicing rights retained. A portion of the loans originated, typically adjustable rate mortgages, are retained in Merchants National Bank's portfolio, as reflected in the increase in residential real estate loans. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $1.4 million as of September 30, 1999, and $9.7 million as of December 31, 1998. The carrying value of these loans approximated the market value at that time.

The adequacy of the allowance for loan losses is determined by management based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserve evaluation in estimating loan losses. The adequacy of the allowance for loan losses is monitored regularly by management and the Board of Directors.

Provisions for loan losses in the third quarter of 1999 were $825,000 compared with $443,000 in the third quarter of 1998. Net charge-offs for the three months ended September 30, were $1,813,000 and $180,000 in 1999 and 1998, respectively. Provisions for loan losses were $1,815,000 in the nine months ended September 30, 1999 and $1,719,000 in the nine months ended September 30, 1998. Net charge-offs for the nine months ended September 30, were $2,503,000 and $894,000 in 1999 and 1998, respectively. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. Although some decline in

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

the ratio is natural when loan volume increases substantially, an adequate level has been maintained. The allowance for loan losses as a percentage of total loans was 1.14% as of September 30, 1999, and 1.47% as of December 31, 1998. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual loans increased to $5,663,000 as of September 30, 1999, from $5,568,000 as of December 31, 1998. Nonaccrual loans principally consist of loans that are well-collateralized and are not expected to result in material losses. There were no loans past due ninety days or more and still accruing interest as of either September 30, 1999, or December 31, 1998. Other real estate owned decreased from $297,000 as of December 31, 1998, to $250,000 as of September 30, 1999. The recorded values of these properties were supported by current appraisals.

SECURITIES

All securities held in the bond portfolio are classified as available for sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 1999, net unrealized losses of $3,185,000, reduced by deferred income taxes of $1,083,000, resulted in a decrease in equity capital of $2,102,000. As of December 31, 1998, net unrealized gains of $2,869,000, net of deferred income taxes of $975,000, resulted in an increase in equity capital of $1,894,000.

The fair value of securities available for sale increased $33.4 million (16.8%) during the first nine months of 1999, to $232.2 million as of September 30, 1999, from $198.8 million as of December 31, 1998. Increased fair value is due to net purchases in 1999, which have been offset be the net unrealized gains/losses discussed above. U.S. government agency securities increased from $96.8 million as of December 31, 1998, to $127.6 million as of September 30, 1999, an increase of $33.8 million (35.1%). U.S. government agency mortgage backed securities declined $4.0 million (24.4%), from $16.5 million as of December 31, 1998, to $12.5 million as of September 30, 1999. Exposure to callable agency securities increased during the third quarter of 1999 in an attempt to take advantage of the increased interest rate spreads that became available, while continuing to maintain a high level of liquidity within the portfolio. The market values of these types of securities are particularly sensitive to fluctuations in interest rates.

DEPOSITS AND BORROWED FUNDS

Total deposits of $744.5 million as of September 30, 1999, represented an increase of $2.4 million (.3%) from $742.1 million as of December 31, 1998. Noninterest-bearing deposits were $126.8 million as of September 30, 1999, a decrease of $5.4 million (4.1%) from $132.2 million as of December 31, 1998. At the same time, interest-bearing deposits increased $7.8 million (1.3%).

The Company also utilizes securities sold under repurchase agreements as a source of funds which grew by $3,983,000 in the first nine months of 1999. Most local municipalities, and some other organizations, must

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

have funds insured or collateralized by law or as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal, the account relationships represented by these balances are principally local and have been maintained for relatively long periods.

During the nine months ended September 30, 1999, term advances from the Federal Home Loan Bank increased by $45.0 million to $87.3 million.

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

The Company and the Bank were categorized as well capitalized as of September 30, 1999. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Bank's classification.

Capital levels and minimum required levels (dollars in thousands) were as follows:

                                                                    Minimum Required         Minimum Required
                                                                      for Capital               to be Well
                                               Actual               Adequacy Purposes           Capitalized
                                          -------------------       -----------------       -------------------
                                          Amount        Ratio       Amount      Ratio       Amount        Ratio
                                          ------        -----       ------      -----       ------        -----
September 30, 1999:
Total capital to risk weighted assets
   Consolidated                           $76,286      10.72%       $56,954     8.00%       $71,193      10.00%
   Merchants National Bank                 81,100      11.39%        56,954     8.00%        71,193      10.00%
Tier 1 capital to risk weighted assets
   Consolidated                            68,467       9.62%        28,477     4.00%        42,716       6.00%
   Merchants National Bank                 73,281      10.29%        28,477     4.00%        42,716       6.00%
Tier 1 capital to average assets
   Consolidated                            68,467       7.24%        37,814     4.00%        47,267       5.00%
   Merchants National Bank                 73,281       7.75%        37,814     4.00%        47,267       5.00%

December 31, 1998:
Total capital to risk weighted assets
   Consolidated                           $70,947      10.98%       $51,697     8.00%       $64,621      10.00%
   Merchants National Bank                 74,376      11.64%        51,137     8.00%        63,921      10.00%
Tier 1 capital to risk weighted assets
   Consolidated                            62,859       9.73%        25,848     4.00%        38,773       6.00%
   Merchants National Bank                 66,288      10.37%        25,568     4.00%        38,353       6.00%
Tier 1 capital to average assets
   Consolidated                            62,859       7.30%        34,423     4.00%        43,029       5.00%
   Merchants National Bank                 66,288       7.70%        34,423     4.00%        43,029       5.00%

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

Net cash outflows from investing activities were $124.1 million in the nine months ended September 30, 1999, compared to $9.2 million a year earlier. In the first nine months of 1999, net principal disbursed on loans accounted for net outflows of $83.4 million, and securities transactions aggregated a net outflow of $39.7 million. In the first nine months of 1998, net principal disbursed or repaid on loans accounted for a net outflow of $21.6 million, and securities transactions resulted in net inflows of $14.4 million.

Cash inflows from financing activities in the first nine months of 1999 associated with an increase in deposits were $2.4 million. This compares with a net inflow of $51.6 million for the same period in 1998. Short-term borrowings resulted in net cash inflows of $58.6 million in the first nine months of 1999, and outflows of $18.1 million in the first nine months of 1998. FHLB term advances were increased by $45.0 million in the first nine months of 1999, and declined $17.5 million in the first nine months of 1998.

In the event of short-term liquidity needs, the Bank may purchase Federal Funds from correspondent banks. The Bank may also borrow funds from the Federal Reserve Bank of Chicago. The Bank's membership in the FHLB

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

system gives it the ability to borrow funds from the FHLB of Chicago for short or long term purposes under a variety of programs. The Bank had term advances of $87.3 million outstanding as of September 30, 1999.

Origination of mortgage loans held for sale resulted in operating net cash inflows of $7.4 million during the first nine months of 1999, compared to outflows of $5.3 million in 1998. Total cash inflows from operating activities exceeded operating outflows by $11.2 million during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, net cash outflows from operating activities were $4.1 million.

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

In early 1997, the Company began developing its Year 2000 Plan, following the guidelines established by the FFIEC. The plan was approved by the Board of Directors of the Company and reviewed by the Office of the Comptroller of the Currency. An integral part of the plan was to utilize the Company's Technology Planning Committee, which is comprised of representatives from the key areas throughout the organization. Each area identified, for the Committee, issues related to the Year 2000 and initiated remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee reviews all Year 2000 related issues and the progress toward implementation of the plan. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue. The Company relies on software purchased from third-party vendors rather than internally-generated software. The Company has upgraded systems and tested to validate Year 2000 compliance. The Company has had all mission critical systems renovated and tested prior to June 30, 1999. The Company is currently operating on Year 2000 compliant releases for core systems supported by its third party data processors.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

This plan has identified material loan customers, assessed their preparedness, evaluated their credit risk to the Company, and implemented appropriate controls to mitigate the risk. In accordance with regulatory guidelines, the Company has developed a comprehensive contingency plan, which was tested prior to June 30, 1999. The plan lists the various strategies and resources available to restore core business process. These strategies include relying on back-up systems that do not utilize computers and, in some cases, switching vendors. The Company has a gas powered generator at its main processing facility.

Management anticipates that the total out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $150,000, most of which has been expended through September 30, 1999. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition of the company. This amount includes costs for upgrading equipment for Year 2000 compliance, fees to outside consulting firms, and certain administrative expenditures. Although management is confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to business disruption caused by vendors, suppliers, customers or the possible loss of electric power or telephone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

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

The Company's policy is to manage the balance sheet such that fluctuations in the net interest margin are minimized regardless of the level of interest rates. In the following table, deposits that do not have specified maturities are assumed to have a 15% decay rate. Loans, which include loans held for sale, represent management judgements regarding prepayment. The following table presents the expected maturity of interest-earning assets and interest-bearing liabilities as of September 30, 1999.

EXPECTED MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                     Expected Maturity Dates
                           ---------------------------------------------------------------------------
                                                                                                                          Fair
                           1 Year       2 Years      3 Years       4 Years      5 Years      Thereafter      Total        Value
INTEREST-EARNING ASSETS

Fixed rate loans           $100,610     $ 35,042      $ 54,578     $ 69,839      $122,081      $ 42,459     $424,609      $428,887
Average interest rate          7.88%        8.60%         8.63%        8.20%         7.82%         7.60%

Adjustable Rate Loans      $106,347     $ 33,999      $ 36,932     $ 30,755      $ 33,949      $ 22,200     $264,182      $264,182
Average interest rate          8.35%        8.23%         8.32%        8.54%         8.59%         8.53%

Securities                 $ 83,612     $ 34,307      $ 32,845     $ 18,166      $ 16,841      $ 46,394     $232,165      $232,165
Average interest rate          6.07%        5.67%         5.55%        6.17%         5.50%         5.29%
                           --------     --------      --------     --------      --------      --------     -------       --------
Total                      $290,569     $103,348      $124,355     $118,760      $172,871      $111,053     $920,956      $925,234
                           --------     --------      --------     --------      --------      --------     -------       --------
                           --------     --------      --------     --------      --------      --------     -------       --------
INTEREST-BEARING
LIABILITIES
Interest-bearing deposits  $318,660     $ 69,908      $ 47,597     $ 47,842      $ 45,573      $ 88,138     $617,718      $619,722
Average interest rate          5.22%        4.51%         3.90%        3.82%         3.72%         3.01%

Borrowed Funds             $112,975     $ 18,125          $875         $875      $ 13,375      $  1,094     $147,319      $148,090
Average interest rate          5.53%        5.85%         5.92%        5.61%         5.58%         4.85%
                           --------     --------      --------     --------      --------      --------     -------       --------
Total                      $431,635     $ 88,033      $ 48,472     $ 48,717      $ 58,948      $ 89,232     $765,037      $767,812
                           --------     --------      --------     --------      --------      --------     -------       --------
                           --------     --------      --------     --------      --------      --------     -------       --------

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RECENT DEVELOPMENTS

On July 29, 1999, the Company and Old Kent Financial Corporation entered into an Agreement and Plan of Merger, pursuant to which the Company will be acquired by Old Kent Financial Corporation through a merger into a wholly-owned subsidiary. The consummation of the merger is subject to certain conditions and the occurrence of certain events, such as the approval of the Company's stockholders and the receipt of required regulatory approvals. The parties currently anticipate that the merger will close during the first quarter of 2000.

RECENT REULATORY DEVELOPMENTS

PENDING LEGISLATION. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve") in consultation with the Secretary of the Treasury, determines by regulation or order (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only it all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, though "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law (subject to the same conditions that apply to national bank investments in financial subsidiaries.

The President must sign the Act before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.

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

                                   MERCHANTS BANCORP, INC.

                                   (Registrant)

                                   /S/ CALVIN R. MYERS
                                   -------------------------------------
                                   Calvin R. Myers
                                   President, Chairman of the Board and
                                   Chief Executive Officer

                                   /S/ FRANK K. VORIS
                                   -------------------------------------
                                   Frank K. Voris
                                   Vice President, Chief Operating Officer and
                                   Principal Accounting Officer

Date:    November 12, 1999